Form 10-Q
period 2025-09-30
Black Rock Coffee Bar, Inc.
filed 2025-11-12
CIK 2068577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-42844
___________________________________
Black Rock Coffee Bar, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Texas	33-5053729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9170 E. Bahia Drive, Suite 101, Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)
(458) 256-9668
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	BRCB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of November 10, 2025, the number of outstanding shares of each class of the registrant's common stock was as follows:
Class A common stock 17,478,452
Class B common stock 10,377,136
Class C common stock 22,200,219

i

GLOSSARY
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“Average Unit Volume” or “AUV” represents the total trailing twelve-month store revenue of operating stores in the comparable store base, divided by the number of stores in the comparable store base.
•“Basis Adjustments” means increases in Black Rock Coffee Bar, Inc.’s allocable share of the tax basis in Black Rock OpCo’s assets resulting from (a) any redemptions or exchanges of LLC Units from the TRA Parties and (b) certain distributions (or deemed distributions) by Black Rock OpCo.
•“Black Rock,” the “Company,” “our company,” “we,” “us” and “our” means (i) prior to the consummation of the Transactions, Black Rock OpCo and its subsidiaries and (ii) after the Transactions, Black Rock Coffee Bar, Inc. and its consolidated subsidiaries.
•“Black Rock OpCo” means Black Rock Coffee Holdings, LLC, a Delaware limited liability company and, following the Transactions, a subsidiary of Black Rock Coffee Bar, Inc.
•“Black Rock OpCo LLC Agreement” means the amended and restated limited liability company agreement of Black Rock OpCo.
•“Blocker Companies” refers to certain entities that were owners of LLC Units in Black Rock OpCo prior to the Transactions that are taxable as corporations for U.S. federal income tax purposes.
•“Class A common stock” means Class A common stock, par value $0.00001 per share, of Black Rock Coffee Bar, Inc.
•“Class B common stock” means Class B common stock, par value $0.00001 per share, of Black Rock Coffee Bar, Inc.
•“Class C common stock” means Class C common stock, par value $0.00001 per share, of Black Rock Coffee Bar, Inc.
•“Co-Founders” means, collectively, Daniel Brand, Jeff Hernandez, Jake Spellmeyer and Bryan Pereboom.
•"Co-Founder Contribution" means the purchase, in connection with our IPO, by an entity affiliated with our Co-Founders of 3,118,938 LLC Units (and corresponding shares of Class C common stock) from Black Rock OpCo.
•“Continuing Equity Owners” means, collectively, the owners of LLC Units in Black Rock OpCo immediately prior to the consummation of the Transactions (excluding the Blocker Companies), which became holders of LLC Units and our Class B common stock or Class C common stock immediately following consummation of the Transactions, including our Co-Founders and certain of their affiliates, that may exchange, at each of their respective options, in whole or in part from time to time, their LLC Units for, at our election (determined solely by our independent directors (within the meaning of Nasdaq rules) who are disinterested), cash or newly issued shares of our Class A common stock. In connection with an exchange of LLC Units, a corresponding number of shares of Class B common stock or Class C common stock, as applicable, shall be immediately and automatically transferred to Black Rock Coffee Bar, Inc. for no consideration and canceled.
•“Cynosure Nominee” means the director designated by our Sponsor pursuant to the terms and conditions set forth in our amended and restated certificate of formation.
•“IPO” refers to our initial public offering, which we completed on September 15, 2025, and through which we offered 16,911,764 shares of our Class A common stock at a price to the public of $20.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 2,205,882 shares of our Class A common stock.
•“LLC Units” means the membership units of Black Rock OpCo.
•"New Credit Agreement" means the credit agreement entered into with JP Morgan Chase Bank, N.A., as the administrative agent, and various lenders, on September 15, 2025.
•"New Term Loan" means the $50.0 million term loan connected to the New Credit Agreement.
•"New Revolving Credit Facility" means the $25.0 million revolving credit facility connected to the New Credit Agreement.
•"New Credit Facilities" means the New Revolving Credit Facility together with the New Term Loan under the New Credit Agreement.
•“Prior Credit Facility” means our former term loan credit facilities that were governed by that certain Credit Agreement, dated as of April 29, 2022 (as amended by that certain first amendment to the Credit Agreement, dated of November 11, 2022, as further amended by that certain second amendment to the Credit Agreement, dated as of January 13, 2023, as further amended by that certain third amendment to the Credit Agreement, dated as of May 8, 2023, as further amended by that certain fourth amendment and limited waiver to the Credit Agreement, dated as of May 31, 2024, as further amended by that certain fifth amendment to Credit Agreement, dated as of April 24, 2025, and as further amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time), by and among the Company, the guarantors party thereto, the lenders party thereto, RCS Agent, LLC, as administrative agent, and TCW Asset Management Company, LLC, as collateral agent.
•"Refinancing" means the refinancing of our Prior Credit Facility and entering into the New Credit Facilities, which occurred as part of the Transactions.
•“Sponsor” means The Cynosure Group, LLC and its affiliates.
•“Tax Receivable Agreement” means the tax receivable agreement, dated September 11, 2025, entered into with Black Rock OpCo and the TRA Parties.
•“TRA Parties” refers to, collectively, our Co-Founders and certain of their affiliates, including Viking Cake, our Sponsor, all of our current executive officers and Richard Federico and Sarah Goldsmith-Grover, each a director, and any future party to the Tax Receivable Agreement.
•“Transactions” refers to the organizational transactions described in The Transactions below and the application of the net proceeds therefrom.
•“Viking Cake” means Viking Cake BR, LLC, an entity controlled by our Co-Founders, and its affiliates.
The Transactions
Black Rock Coffee Bar, Inc. was originally incorporated as a Delaware corporation on May 2, 2025 and, in June 2025, re-domiciled to be incorporated in Texas. Black Rock Coffee Bar, Inc. is a holding company and the sole managing member of Black Rock OpCo, and its principal asset consists of LLC Units. Prior to our IPO and the Transactions described below, all of our business operations were conducted through Black Rock OpCo, and the Continuing Equity Owners and the Blocker Companies were the only members of Black Rock OpCo. In connection with the consummation of the IPO, we undertook certain organizational transactions, including:
•We amended and restated the Black Rock OpCo LLC Agreement to, among other things, (i) recapitalize its capital structure by creating a single new class of units, (ii) appoint Black Rock Coffee Bar, Inc. as the sole managing member of Black Rock OpCo, and (iii) provide certain redemption rights to the Continuing Equity Owners.

•We amended and restated Black Rock Coffee Bar, Inc.’s certificate of formation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our shareholders generally, (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our shareholders generally, (iii) for Class C common stock, with each share of our Class C common stock entitling its holder to ten votes per share on all matters presented to our shareholders generally, subject to certain sunset provisions, and (iv) for preferred stock, which can be issued by our Board of Directors in one or more series without shareholder approval.
•We issued 23,460,312 shares of our Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Units held by such Continuing Equity Owners, for nominal consideration; we issued 19,618,915 shares of our Class C common stock to our Co-Founders and certain of their affiliates, which is equal to the number of LLC Units held by such Co-Founders and certain of their affiliates, for nominal consideration.
•We entered into the Tax Receivable Agreement with Black Rock OpCo and the TRA Parties that provides for the payment by Black Rock Coffee Bar, Inc. to the TRA Parties of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of Basis Adjustments and certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.
•We issued 16,911,764 shares of our Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,205,882 shares of our Class A common stock, in exchange for net proceeds of approximately $314.6 million at the IPO price of $20.00, less the underwriting discounts and commissions.
•An affiliate of our Co-Founders purchased 3,118,938 newly issued LLC Units from Black Rock OpCo for approximately $62.4 million;
•We used the net proceeds from the IPO to purchase (i) 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo; and (ii) purchase 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million, in each case, at the IPO price of $20.00 per share less the underwriting discounts and commissions, excluding offering expenses of approximately $8.0 million payable by Black Rock OpCo.
•Concurrently with the closing of the IPO, we refinanced our Prior Credit Facility and entered into the New Credit Facilities.
•Upon closing of the IPO on September 15, 2025, there were 17,478,452 shares of Class A common stock, 10,377,136 shares of Class B common stock, 22,200,219 shares of Class C common stock and 50,055,807 LLC Units outstanding.
•Black Rock OpCo used or intends to use the proceeds from the sale of its LLC Units to us, together with proceeds from the Refinancing and the Co-Founder Contribution, (i) to repay all $113.2 million of outstanding borrowings under the Prior Credit Facility, (ii) to pay offering expenses of $8.0 million and (iii) for general corporate purposes.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Important factors beyond our control could cause our actual results, financial condition, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
•our inability to successfully identify and secure appropriate sites and timely develop and expand our operations;
•our inability to protect our brand and reputation;
•our inability to secure, protect, and enforce our intellectual property rights;
•our dependence on a small number of suppliers and two roasting facilities;
•our dependence on third-party information technology systems and services;
•our and our vendors’ vulnerability to security breaches, including breaches that may impact confidential customer information;
•our expectations regarding our future operating and financial performance;
•the size of our addressable markets, market share, and market trends;
•our ability to compete in our industry;
•changes in consumer tastes and nutritional and dietary trends;
•our ability to effectively manage the continued growth of our workforce and operations;
•our inability to open profitable stores;
•our failure to generate projected same store sales growth;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our dependence on long-term non-cancelable leases;
•our relationship with our employees and the status of our workers;
•the effects of seasonal trends on our results of operations;
•our vulnerability to global financial market conditions, including inflation and other macroeconomic factors;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our vulnerability to adverse weather conditions in local or regional areas where our stores are located;
•our realization of any benefit from the Tax Receivable Agreements and our organizational structure;
•the increased expenses associated with being a public company; and
•other factors set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described above, in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking
v

statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made herein to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
SUMMARY RISK FACTORS
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. Risk Factors. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•We have a history of losses and, especially if we continue to grow at an accelerated rate, we may not achieve or maintain profitability in the future.
•Food safety and quality concerns may negatively impact our brand, business and results of operations.
•Evolving consumer preferences and tastes, including public or medical opinions about caffeine and sugar consumption, or changes in consumer spending may adversely affect our business.
•We may not be able to compete successfully with other coffee stores, quick service restaurants and convenience stores, including the growing number of coffee delivery options.
•We may be unsuccessful in opening new stores or establishing new markets, which could adversely affect our growth.
•New stores, once opened, may not be profitable or may close, and the increases in average per store sales and comparable sales that we have experienced in the past may not be indicative of future results.
•Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased sales or profits, resulting in harm to our financial results.
•Interruption of our supply chain of coffee beans, food products, flavored syrups, dairy products, plant-based dairy-free alternative products or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products.
•We have a limited number of suppliers, distributors and manufacturers for many of our frequently used ingredients, supplies and products. If our suppliers, distributors or manufacturers are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs or fail to meet our sales demands or quality standards.
•Tariffs on certain imports to the United States and other potential changes to U.S. trade policy could have a material adverse effect on our business, results of operations, prospects and financial condition.
•Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
•Our stores are geographically concentrated in the Western United States and Texas, and we could be negatively affected by conditions specific to those regions.
•Our brand is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition and results of operations.
•If we fail to offer high-quality guest experience, our business and reputation will suffer.
•We believe our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose employee engagement, which could harm our business and reputation.

•Our inability to identify, recruit and retain qualified individuals for our stores could slow our growth and adversely impact our ability to operate.
•Changes in the cost of labor could harm our business.
•If we or our vendors are unable to protect our guests’ credit and debit card data or other confidential information in connection with processing the same or our employees’ confidential information, we could be exposed to data loss, litigation, liability and reputational damage.
•The Tax Receivable Agreement with Black Rock OpCo and the TRA Parties requires us to make cash payments to the TRA Parties in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
•Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
•We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
•Our Co-Founders and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to shareholders for a vote.
•As a newly public company, we incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

Part I - Financial Information
Item 1. Financial Statements
BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and unit data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,646	$10,227
Receivables, net	4,834	4,304
Inventories	2,786	2,055
Prepaid expenses and deposits	3,807	2,860
Total current assets	44,073	19,446
Property and equipment, net	87,721	69,989
Operating lease right-of-use assets, net	122,700	101,591
Note receivable from related party	—	5,184
Other assets	277	—
Goodwill	9,360	9,360
Deferred income tax asset	52,947	—
Intangible assets, net	6,118	7,342
Total assets	$323,196	$212,912

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities:
Accounts payable	10,660	6,621
Accrued expenses	4,706	3,400
Accrued payroll and benefits	6,281	6,984
Deferred compensation	—	5,778
Gift card and loyalty program liability	1,316	1,186
Current portion of long-term debt	1,250	925
Current portion of operating lease liabilities	7,873	8,410
Total current liabilities	32,086	33,304
Tax receivable agreement liability	40,641	—
Long-term debt, net of current portion	17,615	89,269
Operating lease liabilities, net of current portion	132,496	107,000
Total liabilities	222,838	229,573
Commitments and Contingencies (Note 15)
Temporary equity
Series A ($1.00 par value per unit – 20,000,000 units authorized as of December 31, 2024; 3,804,698 units issued and outstanding as of December 31, 2024)	—	3,429
Series A-1 (2,000,000 units authorized; 1,468,058 units issued and outstanding as of December 31, 2024)	—	206,973
Series A-2 (900,000 units authorized; 893,835 units issued and outstanding as of December 31, 2024; aggregate liquidation preference of $168,785,545 as of December 31, 2024)	—	30,773
Total temporary equity	—	241,175
Shareholders equity/members' deficit
Members’ deficit (4,000,000 Class A Common Units authorized as of December 31, 2024; 2,646,087 units issued and outstanding as of December 31, 2024)	—	(257,836)
Preferred stock, par value $0.00001 per share; 20,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025	—	—

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 17,478,452 shares issued and outstanding as of September 30, 2025	—	—
Class B common stock, par value $0.00001 per share, 200,000,000 shares authorized, 10,377,136 shares issued and outstanding as of September 30, 2025	—	—
Class C common stock, par value $0.00001 per share, 50,000,000 shares authorized, 22,200,219 shares issued and outstanding as of September 30, 2025	—	—
Additional paid-in capital	43,757	—
Accumulated deficit	(712)	—
Total shareholders' equity attributable to Black Rock Coffee Bar, Inc./members' deficit	43,045	(257,836)
Noncontrolling interest	57,313	—
Total shareholders' equity/members' deficit	100,358	(257,836)
Total liabilities, temporary equity and shareholders' equity/members' deficit	$323,196	$212,912

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Store revenue	$51,410	$41,399	$146,520	$117,941
Other	58	56	162	164
Total revenue	51,468	41,455	146,682	118,105
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	14,286	11,719	41,641	33,977
Labor and related expenses	10,785	9,220	30,588	25,722
Occupancy and related expenses	4,034	3,229	11,641	9,644
Other store operating expenses	7,079	5,578	19,883	15,398
Total store operating costs and expenses	36,184	29,746	103,753	84,741
Selling, general and administrative expenses	17,158	4,894	31,898	17,457
Depreciation and amortization	3,030	2,533	8,856	7,334
Pre-opening costs	1,503	1,144	3,064	2,428
Total operating expenses	57,875	38,317	147,571	111,960
Income (loss) from operations	(6,407)	3,138	(889)	6,145
Interest expense, net	(2,871)	(3,073)	(9,028)	(8,188)
Other income (expense), net	(6,866)	(716)	(7,950)	(717)
Loss before income taxes	(16,144)	(651)	(17,867)	(2,760)
Income tax expense	31	71	253	197
Net loss	(16,175)	(722)	(18,120)	(2,957)
Less: Net loss attributable to Black Rock OpCo prior to the Transactions	(14,432)	—	(16,377)	—
Less: Net income (loss) attributable to noncontrolling interest	(1,031)	—	(1,031)	20
Net loss attributable to Black Rock Coffee Bar, Inc.	$(712)	$(722)	$(712)	$(2,977)
Net loss per share of Class A common stock: (1)
Basic	$(0.05)	N/A	$(0.05)	N/A
Diluted	$(0.05)	N/A	$(0.05)	N/A
Weighted-average shares of Class A common stock outstanding
Basic	14,808,173	N/A	14,808,173	N/A
Diluted	14,808,173	N/A	14,808,173	N/A

(1) Basic and diluted net loss per share of Class A common stock is applicable only for the period September 12, 2025 through September 30, 2025, which is the period effective with and following the IPO and Transactions (as defined in Note 1 to the Condensed Consolidated Financial Statements, unaudited).
See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended September 30, 2025
	Black Rock OpCo				Black Rock Coffee Bar, Inc. Shareholders' Equity
	Temporary Equity				Class A Common stock		Class B Common stock		Class C Common stock
	Series A	Series A-1	Series A-2	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2025	$—	$223,541	$30,773	$(276,949)	—	$—	—	$—	—	$—	$—	$—	$—	$(276,949)
Net loss prior to Transactions	—	—	—	(14,432)	—	—	—	—	—	—	—	—	—	(14,432)
Deemed distribution for Series A-1 and Series A-2 Preferred Units	—	6,927	138,012	(144,939)	—	—	—	—	—	—	—	—	—	(144,939)
Equity-based compensation recognized in connection with the Transactions	—	—	—	631	—	—	—	—	—	—	—	—	—	631
Effect of the reorganization transactions	—	(230,468)	(168,785)	435,689	567	—	22,893	—	19,619	—	(481)	—	(35,955)	399,253
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	—	—	16,912	—	—	—	—	—	306,512	—	—	306,512
Purchase of LLC Units and unitholder contribution in connection with the initial public offering	—	—	—	—	—	—	(12,516)	—	2,581	—	(274,572)	—	94,145	(180,427)
Impact of Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	11,973	—	—	11,973
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(712)	(1,031)	(1,743)
Equity-based compensation recognized subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	325	—	154	479
Balance at September 30, 2025	$—	$—	$—	$—	17,479	$—	10,377	$—	22,200	$—	$43,757	$(712)	$57,313	$100,358

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Nine Months Ended September 30, 2025
	Black Rock OpCo				Black Rock Coffee Bar, Inc. Shareholders' Equity
	Temporary Equity				Class A Common stock		Class B Common stock		Class C Common stock
	Series A	Series A-1	Series A-2	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,429	$206,973	$30,773	$(257,836)	—	$—	—	$—	—	$—	$—	$—	$—	$(257,836)
Net loss prior to Transactions	—	—	—	(16,377)	—	—	—	—	—	—	—	—	—	(16,377)
Deemed distribution for Series A-1 and Series A-2 Preferred Units	—	23,645	138,012	(161,657)	—	—	—	—	—	—	—	—	—	(161,657)
Unitholder distributions	—	(150)	—	(450)	—	—	—	—	—	—	—	—	—	(450)
Unitholder redemptions	(3,429)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation recognized in connection with the Transactions	—	—	—	631	—	—	—	—	—	—	—	—	—	631
Effect of the reorganization transactions	—	(230,468)	(168,785)	435,689	567	—	22,893	—	19,619	—	(481)	—	(35,955)	399,253
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	—	—	16,912	—	—	—	—	—	306,512	—	—	306,512
Purchase of LLC Units and unitholder contribution in connection with the initial public offering	—	—	—	—	—	—	(12,516)	—	2,581	—	(274,572)	—	94,145	(180,427)
Impact of Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	11,973	—	—	11,973
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(712)	(1,031)	(1,743)
Equity-based compensation recognized subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	325	—	154	479
Balance at September 30, 2025	$—	$—	$—	$—	17,479	$—	10,377	$—	22,200	$—	$43,757	$(712)	$57,313	$100,358

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended September 30, 2024
	Temporary Equity			Total Members' Deficit and Noncontrolling Interest
	Series A	Series A-1	Series A-2	Members’ Deficit	Noncontrolling Interest	Total
Balance at June 30, 2024	$8,000	$191,660	$30,773	$(237,547)	$—	$(237,547)
Net loss	—	—	—	(722)	—	(722)
Deemed distribution for Series A-1 Preferred Units	—	7,168	—	(7,168)	—	(7,168)
Unitholder distributions	—	—	—	(24)	—	(24)
Unitholder redemptions	(2,286)	—	—	—	—	—
Balance at September 30, 2024	$5,714	$198,828	$30,773	$(245,461)	$—	$(245,461)

Nine Months Ended September 30, 2024
	Temporary Equity			Total Members' Deficit and Noncontrolling Interest
	Series A	Series A-1	Series A-2	Members’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2023	$25,333	$167,258	$30,773	$(226,512)	$436	$(226,076)
Net loss	—	—	—	(2,977)	—	(2,977)
Net income attributable to noncontrolling interest	—	—	—	—	20	20
Purchase of noncontrolled ownership interest	—	—	—	(1,111)	(456)	(1,567)
Deemed distribution for Series A-1 Preferred Units	—	21,720	—	(21,720)	—	(21,720)
Waiver of unpaid Series A preferred yield	(5,358)	—	—	5,358	—	5,358
Redemption discount on Series A Preferred Units	(1,975)	—	—	1,975	—	1,975
Unitholder contributions	—	10,000	—	—	—	—
Unitholder distributions	—	(150)	—	(474)	—	(474)
Unitholder redemptions	(12,286)	—	—	—	—	—
Balance at September 30, 2024	$5,714	$198,828	$30,773	$(245,461)	$—	$(245,461)

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,120)	$(2,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,856	7,334
Forgiveness of related party note receivable	5,273	—
Loss on disposal of property and equipment	—	314
Amortization of debt issuance costs and loan fees	1,047	977
Accrued paid-in-kind interest	133	291
Interest income from related party	(88)	(138)
Loss on extinguishment of debt	1,593	—
Equity-based compensation	868	—
Deferred income taxes	(91)	—
Non-cash operating lease costs	7,092	5,855
Changes in operating assets and liabilities:
Receivables, net	(530)	(3,626)
Inventories	(731)	(265)
Prepaid expenses and deposits	(946)	(1,239)
Other assets	(277)	—
Accounts payable	2,475	(307)
Accrued payroll and benefits	(703)	569
Deferred compensation	(5,778)	2,600
Accrued expenses	126	421
Gift card and loyalty program liability	130	39
Operating lease liabilities	(3,243)	(721)
Net cash provided by (used in) operating activities	(2,914)	9,147
Cash flows from investing activities:
Purchases of property and equipment	(22,928)	(18,247)
Purchase of intangible assets	(256)	(397)
Net cash used in investing activities	(23,184)	(18,644)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	314,559	—
Payments of costs related to initial public offering	(7,484)	—
Purchase of LLC Units from Continuing Equity Owners	(242,807)	—
Proceeds from long-term debt	71,000	12,500
Payments on long-term debt	(143,747)	(662)
Payments of debt issuance costs and loan fees	(1,354)	(2,201)
Purchase of noncontrolling interest position	—	(1,567)
Payments for redemption of outstanding Series A units	(3,429)	(12,286)
Unitholder contributions	62,379	10,000
Unitholder distributions	(600)	(624)
Net cash provided by financing activities	48,517	5,160
Net increase (decrease) in cash and cash equivalents	22,419	(4,337)
Cash and cash equivalents, beginning of period	10,227	17,200
Cash and cash equivalents, end of period	$32,646	$12,863
Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	8,959	7,488
Income taxes paid, net of refunds	240	174

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs not yet paid	563	—
Additions of property and equipment accrued in accounts payable and accrued expenses	3,902	168

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 1 - Organization and Nature of Operations
Nature of Operations
Black Rock Coffee Bar, Inc. was organized as a Delaware corporation on May 2, 2025, and in June 2025 re-domiciled to be incorporated in Texas for the purpose of facilitating an initial public offering (the "IPO") and other related transactions in order to carry on the business of Black Rock Coffee Holdings, LLC ("Black Rock OpCo") and its consolidated subsidiaries (together with Black Rock Coffee Bar, Inc., the "Company") as a publicly-traded entity.
The Company is a high-growth operator of guest-centric, drive-thru and lobby coffee bars offering premium caffeinated beverages and an elevated in-store experience. As of September 30, 2025, there were 169 stores operating in seven U.S. states.
Initial Public Offering and Reorganization Transactions
Black Rock Coffee Bar, Inc. successfully closed an IPO of 16,911,764 shares of Class A common stock at a public offering price of $20.00 per share on September 15, 2025, which included 2,205,882 shares of Class A common stock issued pursuant to the underwriters' option to purchase additional shares of Class A common stock. The net proceeds from the IPO aggregated to approximately $306.5 million, after deducting underwriting discounts and commissions and expenses payable in connection with the offering. Shares of Class A common stock began trading on the Nasdaq under the ticker symbol "BRCB" on September 12, 2025.
In connection with the IPO, Black Rock OpCo amended and restated its existing limited liability company agreement, to among other things, (i) recapitalize all existing ownership interests in Black Rock OpCo into 43,079,227 membership units of Black Rock OpCo (" LLC Units") (before giving effect to the use of proceeds from the IPO, as described below ), (ii) appoint Black Rock Coffee Bar, Inc. as the sole managing member of Black Rock OpCo, and (iii) provide certain redemption rights to the owners of the LLC Units in Black Rock OpCo, exclusive of the Company (the "Continuing Equity Owners").
Simultaneously, Black Rock Coffee Bar, Inc. amended and restated its certificate of formation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the shareholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to one vote per share on all matters presented to the shareholders generally; (iii) for Class C common stock, with each share of Class C common stock entitling its holder to ten votes per share on all matters presented to the shareholders generally, until the earlier of (a) September 15, 2035, and (b) with respect to each Co-Founder ("Co-Founder" refers to each of Daniel Brand, Jeff Hernandez, Jake Spellmeyer or Bryan Pereboom), the date on which the aggregate number of shares of Class C common stock held by such Co-Founder or certain of their affiliates is less than thirty-three percent (33%) of the shares of Class C common stock held by such Co-Founder and certain of their affiliates as of the closing of the IPO, each such holders Class C common stock will convert to fully paid non-assessable shares of Class B common stock; (iv) that shares of Class B and Class C common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (v) for preferred stock, which can be issued by the board of directors in one or more series without shareholder approval. As a result, Black Rock Coffee Bar, Inc. became a holding company and the sole managing member of Black Rock OpCo and controls the business affairs of Black Rock OpCo.
Concurrently with the consummation of the IPO, an affiliate of the Company's Co-Founders purchased 3,118,938 newly issued LLC Units (and corresponding shares of the Company's Class C common stock) from Black Rock OpCo for approximately $62.4 million at a price per unit equal to $20.00 per share (the "IPO price"). Further, Black Rock Coffee Bar, Inc. used the net proceeds from the IPO to: (i) purchase 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo at a price per unit equal to the IPO price of Class A common stock less the underwriting discount; and (ii) purchase 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
In accordance with accounting principles generally accepted in the United States of America ("GAAP"), since the Continuing Equity Owners control the Company after the Transactions (i.e., there was no change in control of Black Rock OpCo), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Black Rock OpCo. Accordingly, the historical cost basis of assets, liabilities, and equity of Black Rock OpCo are carried over to the condensed consolidated financial statements of the combined company as a common control transaction.
The accompanying unaudited condensed consolidated financial statements for the period prior to the
Transactions have been presented to combine the previously separate entities. These unaudited condensed and consolidated financial statements have been prepared in accordance with GAAP and the applicable rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 for Black Rock OpCo and as of May 2, 2025 for Black Rock Coffee Bar, Inc., included in the prospectus dated September 15, 2025 (No. 333-289685), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Prospectus").
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Black Rock Coffee Bar, Inc. and Black Rock OpCo. Black Rock OpCo is a variable interest entity and Black Rock Coffee Bar, Inc. is the primary beneficiary and sole managing member of Black Rock OpCo and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates Black Rock OpCo and reports noncontrolling interest representing the economic interest in Black Rock OpCo held by the Continuing Equity Owners. All intercompany balances and transactions have been eliminated in consolidation.
The noncontrolling interests in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 represents the portion of earnings attributable to the economic interest in Black Rock OpCo held by the Continuing Equity Owners. The noncontrolling interest in the condensed consolidated balance sheets as of September 30, 2025 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Units owned by such unit holders. As of September 30, 2025, the noncontrolling interest holders' economic ownership percentage was 65.0%.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to leases, temporary equity, equity-based compensation, impairment of long-lived assets including right-of-use assets, goodwill impairment, tax receivable agreement liability, income taxes, and gift card and loyalty program liability that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Fair Value Measurements
Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants. For assets and liabilities recorded or disclosed at fair value on a recurring basis, the Company determined fair value based on the following:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.
The Company’s condensed consolidated financial statements include cash and cash equivalents, accounts receivable, prepaid expenses and deposits, other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term nature. The fair value of the Company’s variable-rate credit facilities approximates the carrying amounts as the cost of borrowing is variable and approximates current market prices, which is considered Level 2 in the fair value hierarchy.
Equity-Based Compensation
In connection with the IPO, the Company granted Class A common stock options and restricted stock units ("RSUs") to certain employees and directors. Equity-based compensation expense for Class A common stock options granted to employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of RSUs is based on the fair value of Class A common stock at the time of grant. Equity-based compensation expense is recognized as expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.
Income Taxes
After the consummation of the IPO, Black Rock Coffee Bar, Inc. became subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income of Black Rock OpCo assessed at the prevailing corporate tax rates. Black Rock OpCo operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal, or state income taxes since the taxable income or loss is passed through to its members. Black Rock OpCo incurs liabilities for certain state taxes payable directly by it.
The Company accounts for income taxes using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred income tax assets on the condensed consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2025, that if recognized, would affect the annual effective tax rate.
Tax Receivable Agreement
In connection with Transactions, the Company entered into a Tax Receivable Agreement ("TRA") with Black Rock OpCo and certain Continuing Equity Owners that will provide for the payment by Black Rock Coffee Bar, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments described in Note 11 as such savings are realized.
In addition to tax expenses, the Company will also make payments under the TRA, which could be material. The Company will account for the income tax effects and corresponding TRA's effect resulting from future taxable purchases or redemptions of LLC Units of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemptions. Further, the Company will evaluate the likelihood that it will realize the benefit represented by the deferred tax assets and, to the extent that management estimates that it is more-likely-than-not that the Company will not realize the benefit, the Company will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as a change to shareholders' equity, and effects of changes in any estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements.
Deferred Offering Costs
Deferred offering costs are capitalized and consist of legal, accounting, and other costs directly attributable to the IPO. During the three and nine months ended September 30, 2025, the Company reclassified approximately $2.7 million of offering costs into shareholders' equity as a reduction of the net proceeds received from the IPO. As of September 30, 2025, there is approximately $563 thousand of unpaid offering costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. Advertising expenses were approximately $621 thousand and $341 thousand for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Concentrations
For the three months ended September 30, 2025 and 2024, three and two suppliers accounted for approximately 84% and 77% of purchases respectively, and for the nine months ended September 30, 2025 and 2024, three and two suppliers accounted for approximately 88% and 85% of purchases, respectively.
Noncontrolling Interest
The noncontrolling interest balance represents the economic interests of LLC Units of Black Rock OpCo held by Continuing Equity Owners, based on the portion of LLC Units owned by the Continuing Equity Owners. Income or loss is attributed to the noncontrolling interest based on the weighted-average LLC Units outstanding during the period.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to Black Rock Coffee Bar, Inc. for the period following the IPO by the weighted-average number of shares of Class A common stock outstanding during the same period.
Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Transactions including LLC Units held by Continuing Equity Owners that are convertible into Class A common stock, stock options and RSUs for the period after the Transactions. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period. As a result, the Company's financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. These amendments are effective for public business entities’ annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income taxes disclosures and expects to provide additional detail and disclosures under the new guidance.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The intent of this ASU is to improve public entity financial footnote disclosures around types of expenses in commonly presented expense categories (i.e. cost of sales, selling, general and administrative expenses, and research and development). The amendments in this ASU do not change or remove current expense disclosure requirements, but rather 1) impact where this information appears in the notes to the consolidated financial statements and 2) add additional disclosure requirements for certain expense line items appearing on the face of the consolidated statement of operations. ASU 2024-03, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will assess potential impacts of this standard on its disclosures in future periods.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 3 - Revenue Recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Store revenue	$51,410	$41,399	$146,520	$117,941
Other	58	56	162	164
Total revenue	$51,468	$41,455	$146,682	$118,105

The Company’s gift card and loyalty program liability activity was as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Beginning balance	$1,186	$778
Revenue deferred - card activations and rewards earned	11,505	9,959
Revenue recognized - card and rewards redemptions and breakage	(11,375)	(9,920)
Ending balance	$1,316	$817

Note 4 - Supplemental Balance Sheet Information
The components of Receivables, net were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Tenant improvement allowance receivables	$4,710	$4,103
Trade receivables	21	97
Other receivables	103	104
Receivables, net	$4,834	$4,304

The components of Inventories were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Coffee beans and product inventory	$2,326	$1,613
Merchandise and supplies	182	207
Other	278	235
Inventories	$2,786	$2,055

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

The components of Property and equipment, net were as follows:

(in thousands)	Estimated Useful Lives	September 30, 2025	December 31, 2024
Manufacturing equipment	3-7 years	$32,652	$27,476
Leasehold improvements	7-15 years	54,780	46,100
Buildings	15-39 years	9,997	7,267
Furniture and fixtures	5-7 years	10,255	8,210
Vehicles	5-7 years	482	482
Software	5 years	237	232
Construction in progress		11,306	4,834
Property and equipment, gross		119,709	94,601
Less accumulated depreciation		(31,988)	(24,612)
Property and equipment, net		$87,721	$69,989

Depreciation expense was approximately $2.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and was approximately $7.4 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in operating expenses in the condensed consolidated statements of operations.
Note 5 – Intangible Assets
The Company has intangible assets that are being amortized over 3 to 15 years consisting of the following:

(in thousands)	September 30, 2025	December 31, 2024
Reacquired franchise rights	$13,504	$13,504
Other intangible assets	3,215	2,959
Less accumulated amortization	(10,601)	(9,121)
Total intangible assets, net	$6,118	$7,342

Amortization expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reacquired franchise rights	$401	$407	$1,211	$1,271
Other intangible assets	90	72	269	209

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 6 – Long-Term Debt

(in thousands)	September 30, 2025	December 31, 2024
Note payable to RCS SBIC Fund II, L.P and TCW Asset Management Company, LLC	$—	$92,614
Term loan with JPMorgan Chase Bank, N.A.	20,000	—
Less current portion	(1,250)	(925)
Less debt issuance costs	(1,135)	(769)
Less capitalized modification fees	—	(1,651)
Total long-term debt	$17,615	$89,269

Concurrently with the closing of the IPO, Black Rock OpCo entered into a new credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto to provide for (i) a $50.0 million term loan (the “New Term Loan”) and (ii) a $25.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facilities”). As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Company's amended Senior Credit Facility with RCS SBIC Fund II, L.P. and TCW Asset Management Company, LLC (the "Prior Credit Facility"). The Company expensed the remaining $1.6 million of debt issuance costs and capitalized modification fees within other income (expense), net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Subsequent to the IPO the Company made a principal payment in the amount of $30.0 million, thereby reducing the outstanding balance of the New Term Loan as of September 30, 2025 to $20.0 million.
Pursuant to the New Credit Agreement, certain subsidiaries of Black Rock OpCo are guarantors of the obligations under the New Credit Agreement. Simultaneously with the execution of the New Credit Agreement, Black Rock OpCo and its subsidiaries entered into a pledge and security agreement. Pursuant to the pledge and security agreement, the New Credit Facilities are secured by liens on substantially all of the Company's assets, including the intellectual property of Black Rock OpCo and its subsidiaries and the equity interests of Black Rock OpCo's various subsidiaries.
The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, and transactions with affiliates. In addition, the New Credit Agreement also contains financial covenants that require the Loan Parties (as defined in the New Credit Agreement) to not exceed a maximum net rent adjusted leverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2025, of 4.75 to 1.00 and to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2025, of no less than 1.20 to 1.00.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5%, and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate represents the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of September 30, 2025, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was 6.75%.
Borrowings under the Prior Credit Facility bore interest at either (a) the SOFR, plus 6.00%, plus a 0.50% spread or (b) the greatest of (i) 2.50% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the Prime Rate, and (iv) the Adjusted Term SOFR Rate for a one-month tenor in effect on such date plus 1.0%, in each case, plus 5.00% and a 0.5% spread, with the amount of spread in both scenarios based on a pricing grid tied to the Company’s total net leverage ratio. As of December 31, 2024, the interest rate on outstanding borrowings was 11.82%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on Black Rock OpCo's net rent adjusted leverage ratio and ranges from 0.25% to 0.35% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of September 30, 2025.
Future principal maturities of long-term debt as of September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$313
2026	1,563
2027	2,500
2028	2,812
2029	4,062
2030	8,750
Total	$20,000

Interest expense, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(in thousands)	2025	2024	2025	2024
Interest expense	$2,655	$2,947	$8,320	$7,724
Amortization of debt issuance costs and capitalized modification fees	319	348	1,047	977
Interest income	(103)	(222)	(339)	(513)
Interest expense, net	$2,871	$3,073	$9,028	$8,188

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 7 – Leases
The Company leases its stores, roasting and warehouse facilities, and corporate offices under operating leases, typically with initial terms of 10 to 15 years.
The components of net lease costs, included in occupancy and related expenses, pre-opening costs as well as selling, general and administrative expenses in the condensed consolidated statement of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$4,421	$3,361	$12,418	$9,723
Variable lease cost	274	227	804	765
Less sublease income	(27)	(27)	(81)	(81)
Total lease cost	$4,668	$3,561	$13,141	$10,407

Supplemental cash flow information related to leases is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$8,706	$8,286
Operating lease right-of use-assets obtained in exchange for lease obligations	29,383	19,062

As of September 30, 2025, future minimum lease payments for operating leases consisted of the following:

Remainder of 2025	$5,246
2026	15,328
2027	17,947
2028	17,516
2029	16,949
Thereafter	128,607
Total lease payments	201,593
Less imputed interest	(61,224)
Total operating lease liabilities	140,369
Less current portion	(7,873)
Total operating lease liability, net of current portion	$132,496

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 8 - Shareholders' Equity
Amendment and Restatement of Certificate of Formation
On September 11, 2025, the Company amended and restated its certificate of formation to, among other things, provide for the authorization to issue four classes of stock, designated as follows:

Class of Stock	Authorized Shares	Par Value Per Share
Class A common stock	500,000,000	$0.00001
Class B common stock	200,000,000	$0.00001
Class C common stock	50,000,000	$0.00001
Preferred stock	20,000,000	$0.00001

Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to one vote per share, and holders of Class C common stock are entitled to 10 votes per share. All holders of outstanding shares of common stock will vote together as a single class on all matters on which shareholders are generally entitled to vote, except as otherwise required.
The Company has no current plans to pay dividends on Class A common stock. Holders of Class B and Class C common stock do not have any right to receive dividends (except for certain in-kind dividends), or to receive a distribution upon a liquidation, dissolution or winding up of the Company with respect to their Class B and Class C common stock. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of the Company's Board of Directors.
The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of Black Rock OpCo LLC Units owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
LLC Recapitalization
As described in Note 1, on September 11, 2025, the Company entered into the Seventh Amended and Restated Limited Liability Company Agreement of Black Rock Coffee Holdings, LLC (the "Black Rock OpCo Agreement") to, among other things, effect a recapitalization (i) in which Black Rock OpCo recapitalized its capital structure to provide for a single new class of equity, LLC Units, (ii) in which Black Rock Coffee Bar, Inc. was appointed as the sole managing member of Black Rock OpCo and (iii) to provide certain redemption rights to the Continuing Equity Owners. Subsequent to the Transactions, 50,055,807 LLC Units were outstanding, of which 17,478,452 were held by the Company and the remaining 32,577,355 were held by the Continuing Equity Owners.
Pursuant to the Black Rock OpCo Agreement, the Continuing Equity Owners have the right, from time to time and subject to terms of the Black Rock OpCo Agreement, to exchange their LLC Units, along with a corresponding number of shares of Class B common stock or Class C common stock, as applicable, for shares of Class A common stock or cash, at the option of the Company, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassification and similar transactions. The Company may not effectuate a cash settlement unless the disinterested directors of its Board of Directors have authorized and consummated a qualifying offering by no later than the redemption date for the purpose of satisfying such cash settlement. In connection with any exchange of LLC Units for shares of Class A common stock by a Continuing Equity Owner, the number of LLC Units held by the Company correspondingly increases as it acquires the exchanged LLC Units, and a corresponding number of shares of Class B or Class C common stock are canceled.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Initial Public Offering
As described in Note 1, on September 15, 2025, the Company completed its IPO in which it issued and sold 16,911,764 shares of Class A common stock (including 2,205,882 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in proceeds of approximately $314.6 million, after deducting underwriting discounts and commissions. The proceeds were used to purchase approximately 3,857,642 newly-issued LLC Units from Black Rock OpCo for approximately $71.8 million, as well as 13,054,122 LLC Units from certain Continuing Equity Owners for $242.8 million. Total offering expenses (other than the underwriting discount and commissions) were approximately $8.0 million, resulting in net proceeds of $306.5 million. All of such offering expenses were paid for or otherwise borne by Black Rock OpCo.
As a result of the above transactions, as of September 30, 2025:
•Holders of the Company's Class A common stock owned 17,478,452 shares, representing a combined 7.0% of the voting power in the Company and, through the Company's corresponding ownership of LLC Units, 17,478,452 LLC Units representing a 34.9% interest in Black Rock OpCo; and
•the Continuing Equity Owners collectively owned 32,577,355 LLC Units, inclusive of 80.5 thousand restricted LLC Units, representing a 65.1% interest in Black Rock OpCo, 10,377,136 shares of the Company's Class B common stock, and 22,200,219 shares of the Company's Class C common stock, representing a combined 93.0% of the voting power in the Company.
Note 9 - Noncontrolling Interest
In connection with the completion of the Transactions, Black Rock Coffee Bar, Inc. became the sole managing member of Black Rock OpCo and as a result consolidated the results of operations of Black Rock OpCo. The noncontrolling interest balance represents the LLC Units held by the Continuing Equity Owners.
The following table summarizes the ownership interest in Black Rock OpCo as of September 30, 2025:

	September 30, 2025
(in thousands)	OpCo Units	Ownership %
LLC Units held by Black Rock Coffee Bar, Inc.	17,478	35.0%
LLC Units owned by Continuing Equity Owners(1)	32,497	65.0%
Total LLC Units outstanding(1)	49,975	100%

(1)Excludes approximately 80.5 thousand restricted LLC Units still subject to time-based requirements.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Black Rock Coffee Bar, Inc. and the noncontrolling interest holders starting from the IPO close date. Net income (loss) prior to IPO close was allocated based on the respective ownership percentages at that time. The noncontrolling interest holders' weighted-average ownership percentage for the period from IPO close to September 30, 2025 was 65.0%.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 10 - Equity-Based Compensation
Pre-IPO Incentive Plan
Prior to the IPO, certain employees and directors were granted profits interests units ("PI Units") in Black Rock OpCo which generally vested immediately upon a sale of the Company or an IPO. In connection with the Transactions, all outstanding PI Units were converted into LLC Units of Black Rock OpCo. The Company evaluated the conversion and exchange of PI Units as part of the Transactions and concluded the conversion and exchange was not a modification of the original PI Unit. Accordingly, the Company recognized equity-based compensation using the grant date fair value as measured on the original grant date of the PI Units which was determined to be immaterial. The unrecognized equity-based compensation for the restricted LLC Units still subject to time-based vesting requirement is immaterial.
2025 Incentive Award Plan
In September 2025, the Company's Board of Directors adopted the 2025 Incentive Award Plan (the "2025 Plan"), and the shareholders approved the 2025 Plan, effective in connection with the Company's IPO. The 2025 Plan provides for potential grants of the following awards with respect to shares of the Company's Class A common stock: (i) incentive stock options ("ISOs") qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) restricted stock awards; (v) dividend equivalents; (vi) RSUs, and (vii) other stock or cash-based awards as determined by the Board, the compensation committee of the Board or any properly delegated subcommittee.
The initial maximum aggregate number of shares of the Company's Class A common stock that may be issued pursuant to awards under the 2025 Plan shall not exceed 4,354,880 shares. In addition, the number of shares of our Class A common stock available for issuance under the 2025 Plan will be subject to an annual increase on the first day of each calendar year beginning on and including January 1, 2026 and ending on and including January 1, 2035, equal to (i) 3% of the aggregate number of shares of Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares of our Class A common stock as is determined by the Board. The maximum number of shares of the Company's Class A common stock that may be issued pursuant to the exercise of ISOs, granted under the 2025 Plan, is 10 million.
As of September 30, 2025, the Company had equity-based compensation awards outstanding consisting of RSUs and stock options.
Stock Options
In connection with the IPO, the Company granted employees stock options under the 2025 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price. The stock options will vest on September 15, 2028, subject to continued service through such date, which is the third anniversary of the date of the closing of the IPO. In addition, 381,097 stock options awarded to our Chief Executive Officer ("CEO") provide for accelerated vesting upon a qualified retirement event.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	—
Granted	647,862	$20.00
Forfeited or cancelled	—
Outstanding as of September 30, 2025	647,862	$20.00	10.0	$2,501

As of September 30, 2025, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was approximately $6.3 million which is expected to be recognized over a weighted-average period of 2.7 years.
The grant date fair value of the stock options was determined using the Black-Scholes model with the following assumptions:

Dividend yield(1)	None
Volatility(2)	48.3%
Risk-free interest rate(3)	4.03%
Expected term (years)(4)	5.5
Weighted-average grant date fair value per share	$9.84

(1) The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock in the foreseeable future.
(2) Volatility was based on a group of industry peers with sufficient history.
(3) The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the options.
(4) Because the Company does not yet have sufficient historical exercise data to provide a reasonable basis for estimating future exercise patterns, the expected term was based on an analysis of exercise behavior of peer companies and management's judgment.
RSUs
The Company has granted RSUs to employees and directors under the 2025 Plan. RSUs represent the right to receive shares of the Company's Class A common stock at a specified future date. RSUs under the 2025 Plan are generally subject to a service condition. The service condition for employees is generally satisfied over 4 years, whereby 25% of the RSUs vest on each annual anniversary of the closing the Company's IPO, subject to continued service through the applicable vesting date. The service condition for directors is generally satisfied on the date of the annual meeting of shareholders to be held in 2026, or, if earlier, the first anniversary of the closing of the IPO, subject to continued service through the applicable vesting date. In addition, 187,500 RSUs awarded to our CEO provide for accelerated vesting upon a qualified retirement event. The unrecognized equity-based compensation expense related to the RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

The activity for RSUs for the nine months ended September 30, 2025 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	—
Granted	341,246	$20.00
Forfeited or cancelled	—
Nonvested at September 30, 2025	341,246	$20.00

As of September 30, 2025, unrecognized compensation cost related to RSUs, was approximately $6.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Equity-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Selling, general and administrative expenses	$868	$—	$868	$—

As of September 30, 2025, total unrecognized equity-based compensation related to unvested stock awards will be recognized as follows for the periods presented:

(in thousands)
Remainder of 2025	$1,213
2026	4,676
2027	4,362
2028	2,254
2029	457
Total unrecognized equity-based compensation	$12,962

Note 11 - Income Taxes and Tax Receivable Agreement
Black Rock Coffee Bar, Inc. is a Subchapter C corporation and is subject to federal and state income taxes. Black Rock Coffee Bar, Inc.'s sole material asset is its ownership interest in Black Rock OpCo, which is a limited liability company that is treated as a partnership for U.S. federal and certain state and local income tax purposes. Black Rock OpCo's net taxable income and related tax credits, if any, are passed through to its members and included in the members' tax returns. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its condensed consolidated financial statements under U.S. GAAP.
The Company's effective tax rate was (0.2)% and (1.4)% for the three and nine months ended September 30, 2025, respectively. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the noncontrolling interests.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, the Company recorded a deferred tax asset of $52.9 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo as a result of the IPO, reorganization transactions, the TRA and equity-based compensation. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
As each of the Continuing Equity Owners elects to convert their LLC Units into Class A common stock, Black Rock Coffee Bar, Inc. will assume their aggregate historical tax basis, which will create a net tax benefit for the Company. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more-likely-than-not that the tax benefit will be realized.
In connection with Transactions, the Company entered into a TRA with Black Rock OpCo and Continuing Equity Owners that provides for the payment by Black Rock Coffee Bar, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments.
The purchase of 13,054,122 LLC Units from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. On September 15, 2025, the date of the purchase, the Company recognized (i) a deferred tax asset in the amount of $52.6 million, (ii) a corresponding estimated tax receivable agreement liability of $40.6 million to the Continuing Equity Owners representing 85% of the projected tax benefits, and (iii) $12.0 million of additional paid-in capital.
Note 12 - Net Loss Per Share
Prior to the IPO, the Black Rock OpCo membership structure included common units, redeemable Series A Preferred Units, Series A-1 Preferred Units, Series A-2 Preferred Units, and PI Units. The Company analyzed the calculation of net income (loss) per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per unit information has not been presented for the three and nine months ended September 30, 2024.
The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the three and nine months ended September 30, 2025. The basic and diluted loss per share period for the three and nine months ended September 30, 2025 reflects only the period from September 12, 2025, to September 30, 2025, which represents the period from the IPO date during which the Company had outstanding Class A common stock.

(in thousands)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Numerator:
Net loss	$(16,175)	$(18,120)
Less: net loss attributable to Black Rock OpCo prior to the Transactions	(14,432)	(16,377)
Less: net loss attributable to noncontrolling interests	(1,031)	(1,031)
Net loss attributable to Black Rock Coffee Bar, Inc.	$(712)	$(712)

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share and per share amounts)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Basic net loss per share attributable to Class A common shareholders
Numerator:
Net loss attributable to Black Rock Coffee Bar, Inc.	$(712)	$(712)
Denominator:
Weighted-average number of shares of Class A common stock outstanding	14,808,173	14,808,173
Basic net loss per share attributable to Class A common shareholders	$(0.05)	$(0.05)

Diluted net loss per share attributable to Class A common shareholders
Numerator:
Net loss attributable to Black Rock Coffee Bar, Inc.	$(712)	$(712)
Diluted net loss attributable to Black Rock Coffee Bar, Inc.	$(712)	$(712)
Denominator:
Weighted-average number of shares of Class A common stock outstanding used to calculated diluted net loss per share	14,808,173	14,808,173
Diluted net loss per share attributable to Class A common shareholders	$(0.05)	$(0.05)

The following Class A common share equivalents were excluded from diluted net loss per share in the periods presented because they were anti-dilutive:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Stock options	647,862	647,862
RSUs	341,246	341,246
LLC Units	32,577,355	32,577,355
Total anti-dilutive securities	33,566,463	33,566,463

Shares of the Company's Class B and Class C common stock do not participate in income or losses of Black Rock Coffee Bar, Inc. and are therefore are not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 13 - Series A Preferred Units
On May 31, 2024, in conjunction with the execution of the Sixth Amended and Restated LLC Agreement (the “LLC Agreement”) the Company entered into a redemption agreement (the “Series A Redemption Agreement”) with the holders (“Series A Unitholders”) of the Company’s Series A Preferred Units (the “Series A Units”) to purchase all of the 19,974,660 outstanding Series A Units for an aggregate purchase price of $18.0 million, as soon as such purchase and redemption of the Series A Units is permitted by the Prior Credit Facility. Under the Series A Redemption Agreement 16,169,962 Series A Units were purchased for approximately $14.6 million in 2024. In April 2025, the Company purchased the remaining outstanding Series A Units for $3.4 million. For the three and nine months ended September 30, 2024 the Company recognized approximately $714 thousand in fees associated with the purchase. For the nine months ended September 30, 2025, the Company recognized approximately $1.1 million in fees associated with the purchase. Both amounts are reported within other income (expense), net in the condensed consolidated statement of operations.
Note 14 - Related Party Transactions
During 2023, the Company entered into a note receivable with Viking Cake BR, LLC (“Viking Cake”), which is owned by certain of the Company’s board members and beneficial owners, totaling approximately $4.9 million, including accrued interest at a per annum rate of 3.57%. Payment of this note is due upon the fifth anniversary with an option to pay early at the members’ election. On May 31, 2024, the Company and Viking Cake entered into an amendment to the promissory note pursuant to which the maturity date of the note was amended to the earlier of (a) May 8, 2030, (b) the initial public offering of the Company or a successor company, (c) a Sale Event as defined under the LLC Agreement and (d) the date on which all amounts under the promissory note become due and payable pursuant to an event of default under the note. As of December 31, 2024, the carrying value recorded on the condensed consolidated balance sheets was approximately $5.2 million. In August of 2025, the Company forgave the full amount of the note receivable with Viking Cake and recorded the expense in other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
Too Sweet Cakes, LLC (“Too Sweet”), an Oregon bakery, offers a selection of their baked goods exclusively at certain of the Company’s stores. Shelbi Geyer, the wife of Clay Geyer, the Company’s Chief Operating Officer, and Viking Cake and its affiliates, a beneficial owner of the Company, are owners of and investors in Too Sweet. For the three months ended September 30, 2025 and 2024, the Company made purchases from Too Sweet of $1.6 million and $1.3 million, respectively, and made purchases from Too Sweet of approximately $4.9 million and $3.8 million for the nine months ended September 30, 2025 and 2024.
On May 31, 2024, the Company entered into the Series A Redemption Agreement to purchase the remaining Series A Preferred Units from certain members of the Company. See Note 13 for further details.
Note 15 – Commitments and Contingencies
The Company is subject to various legal actions in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that the liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these matters that are pending or threatened will not have a material adverse effect on its financial condition, results or operations, or cash flows as of September 30, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024

Note 16 – Segment Reporting
The Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company’s chief operating decision-maker (the “CODM”) is its CEO. The Company has one operating and one reportable segment, as the CODM allocates resources and regularly reviews operations and financial performance at a consolidated level. The CODM uses consolidated net income to allocate resources for the single segment to make decisions regarding annual budget, new store openings, marketing decisions and driving the Company’s mission. The measure of the single reportable segment’s assets is reported as Total assets on the condensed consolidated balance sheets.
No changes have been made to the Company’s segment during the nine months ended September 30, 2025. In addition, no customer represented 10% or more of total revenue for the three or nine months ended September 30, 2025 and 2024.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenue	$51,468	$41,455	$146,682	$118,105
Less:
Beverage, food and packaging costs	14,286	11,719	41,641	33,977
Labor and related expenses	10,785	9,220	30,588	25,722
Occupancy and related expenses	4,034	3,229	11,641	9,644
Other store operating expenses(1)	7,079	5,578	19,883	15,398
Selling, general and administrative expenses	17,158	4,894	31,898	17,457
Depreciation and amortization	3,030	2,533	8,856	7,334
Pre-opening costs	1,503	1,144	3,064	2,428
Interest expense, net	2,871	3,073	9,028	8,188
Other expense (income), net	6,866	716	7,950	717
Income tax expense	31	71	253	197
Segment loss	(16,175)	(722)	(18,120)	(2,957)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(16,175)	$(722)	$(18,120)	$(2,957)

(1)Other store operating expenses consists of credit card fees, repairs and maintenance, utilities, software subscriptions, property taxes, and other operating expenses, incidental to operating the Company’s stores, such as store supplies, insurance, business permits, and travel expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"), and audited consolidated financial statements included in our final prospectus filed with the SEC on September 15, 2025 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Forward-Looking Statements” above and “Risk Factors” elsewhere in this Form 10-Q, in the Prospectus and our other filings with the SEC.
Overview
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 169 locations spanning seven states as of September 30, 2025, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 75% of our locations include lobbies as of September 30, 2025. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
Driven by a passion for Connection, Caffeine, and Community, Black Rock is a platform to do well by our baristas, guests, and the communities we serve. With a relentless focus on people and excellence, our culture has been key to our success.
These results demonstrate the strength and consistency of our model and highlight our genuine connection to our guests across diverse markets.
Initial Public Offering and Related Transactions
Black Rock Coffee Bar, Inc. was originally incorporated as a Delaware corporation on May 2, 2025 and in June 2025 re-domiciled to be incorporated in Texas for the purposes of facilitating an initial public offering. On September 15, 2025, we completed our IPO in which we issued and sold 16,911,764 shares of Class A common stock (including 2,205,882 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in net proceeds of approximately $306.5 million after deducting underwriting discounts, commissions and offering expenses. Black Rock Coffee Bar, Inc. used the net proceeds from the IPO to: (i) purchase 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo; and (ii) purchase 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million, each at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.
For additional information related to our IPO and the Transactions, see "The Transactions" in the forepart of this Form 10-Q, “—Liquidity and Capital Resources—IPO and Related Transactions” in this Part I, Item 2 as well as Note 1, Note 6 and Note 8 to the unaudited condensed consolidated financial statements elsewhere in this Form 10-Q.
Growth Strategies and Outlook
With 169 stores as of September 30, 2025, we believe we are well-positioned to take advantage of significant growth opportunities due to our clear and consistent focus on creating authentic connections between baristas and guests, delivered through premium caffeinated beverages in modern, welcoming environments. We plan to expand our business by executing on the following growth strategies:

•Expanding Our Store Footprint in New and Existing Markets – We are in the early stages of our long-term growth journey, with significant whitespace in both existing and new markets. We have a robust pipeline for development to support future anticipated growth. We expect to open approximately 30 stores in 2025 and expect our future average annual store growth to be consistent with our approximately 20% historical average annual store growth from 2020 through 2024. We believe that we can achieve 1,000 stores by 2035, with ample whitespace in our existing markets to support this growth.
•Continuous Menu Innovation – Menu innovation is core to our brand. We regularly develop new offerings in partnership with our team and community in an effort to ensure our menu is relevant and exciting. Each seasonal marketing window provides an innovative coffee-based offering that highlights our commitment to our coffee forward culture.
•Building Loyalty Through Our Differentiated Tech-Enabled Approach – We continue to invest in technology that supports human connection. Our mobile application and loyalty program streamline service while enabling personalized marketing and data-driven insights.
◦Digital – At approximately 16% of store revenue for the three months ended September 30, 2025, our digital strategy is still in its early stages. Mobile orders reduce wait times, increase throughput, and showcase trending items in-store and in-app.
◦Loyalty – Since launching in June 2024, we have seen guests visit more often following their enrollment into our loyalty program (based on a review of the transaction history of approximately 1,200 loyalty members in the 90 days before and after joining the loyalty program). This behavior drives higher frequency and larger check sizes.
•Fueling Brand Growth – Every new Black Rock location deepens brand visibility and introduces more guests to our Fuel Your Story philosophy. Our consistent, friendly barista interactions, premium beverages, and fast service turn each store into a medium for future connections.
◦Local Community Engagement – As we expand, we tailor our outreach efforts to local markets. Our baristas actively engage in their communities, helping to build trust and familiarity. In 2025, we have provided support to over 200 local businesses and high schools through donations, including gift cards and drinks, continuing our commitment to strengthening the communities we serve.
◦Growing Our Social Community – Our enthusiastic, growing fan base engages with Black Rock across social channels, and we meet them with timely content, branded moments, and community storytelling.
◦Exclusive Products – Our in-house Fuel line and other branded items, such as our K-Cup pods, custom blend roasted beans, and cold brew bags offer powerful brand touchpoints. This keeps Black Rock top of mind whether guests are in-store or on the go.
•Leverage Infrastructure – Our investments in people, facilities, and technology have built a strong foundation for scalable growth.
◦People-First Organization – With strong internal promotion practices and new key hires across functions, we are building a leadership bench ready to support expansion. Our team-first culture keeps us aligned as we grow.
◦Roasting Facilities – Our two roasting centers ensure freshness, consistency, and capacity to support national growth.
◦Supply Chain – A robust distribution network supports multi-state operations and helps us deliver high-quality products at scale.
◦Technology Infrastructure – We have built an integrated digital platform that supports everything from inventory control to real-time sales tracking and predictive scheduling. These systems help to reduce waste, control prime costs, and streamline daily operations.
◦Product Innovation – Our exclusive Fuel energy drinks were developed in-house, allowing us to capture greater margins and offer unique products that differentiate us in the market.

Key Performance Measures and Non-GAAP Financial Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with GAAP, our management team also considers a variety of key performance measures and non-GAAP financial measures. The key performance measures and non-GAAP financial measures used by our management to evaluate our performance are: Total Stores (End of Period), Net New Store Openings, Same Store Sales Growth, Average Unit Volume, Store revenue, Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin.
We believe that these measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Non-GAAP Financial Measures” below.
The following table sets forth our key performance measures for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	2025	2024	Change
Total Stores (End of Period)	169	144	25	169	144	25
Net New Store Openings	11	7	4	20	19	1
Same Store Sales Growth(1)	10.8%	8.6%	2.2%	10.3%	5.2%	5.1%
Average Unit Volume	$1,260	$1,168	$92	$1,260	$1,168	$92
Store revenue	$51,410	$41,399	$10,011	$146,520	$117,941	$28,579
Income (loss) from operations(3)	$(6,407)	$3,138	$(9,545)	$(889)	$6,145	$(7,034)
Income (loss) from operations margin(3)	(12.4)%	7.6%	(20.0)%	(0.6)%	5.2%	(5.8)%
Store-Level Profit(2)	$15,226	$11,653	$3,573	$42,767	$33,200	$9,567
Store-Level Profit Margin(2)	29.6%	28.1%	1.5%	29.2%	28.1%	1.1%
Net loss(3)	$(16,175)	$(722)	$(15,453)	$(18,120)	$(2,957)	$(15,163)
Net loss margin(3)	(31.4)%	(1.7)%	(29.7)%	(12.4)%	(2.5)%	(9.9)%
Adjusted EBITDA(2)	$6,922	$5,122	$1,800	$20,985	$15,920	$5,065
Adjusted EBITDA Margin(2)	13.4%	12.4%	1.0%	14.3%	13.5%	0.8%

(1)Same Store Sales Growth reflects the change in year-over-year sales for the comparable store base, which we define as stores open for 18 months or longer.
(2)See “Non-GAAP Financial Measures” for a discussion of Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of each measure to its most directly comparable GAAP measure.
(3)The Company does not consider income (loss) from operations, income (loss) from operations margin, net loss or net loss margin to be key performance measures but has included such metrics in this table to provide the most directly comparable GAAP metric to Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin.
Net New Store Openings
Net New Store Openings reflect the number of stores opened during a particular reporting period, net of any permanent store closures during the same period. Before we open new stores, we incur pre-opening costs as described below. The opening of new stores has been and is expected to continue to be the primary driver of revenue growth. The total number of new store openings has, and will continue to have, an impact on our results of operations.
Same Store Sales Growth
Same Store Sales Growth is defined as the period-over-period sales comparison for stores in our comparable store base, which we define as stores that have been open for 18 months or longer. We use Same Store Sales Growth to assess the performance of existing stores that have been open for 18 months or longer, as the impact of new store openings is excluded.

As of September 30, 2025 and 2024, there were 134 stores and 108 stores, respectively, in our comparable store base.
Average Unit Volume
AUV represents total trailing twelve-month store revenue of operating stores in the comparable store base, divided by the number of stores in the comparable store base. We use AUV to assess and understand changes in spending patterns and overall performance. AUV is impacted by changes in guest traffic and the number of newer stores that are included in calculating AUVs.
Store revenue
Store revenue represents all revenue attributable to our stores in the specified period. We use store revenue to evaluate and track the aggregate beverage and food sales in our stores. Several factors affect store revenue in any given period, including number of stores open, same store sales and guest traffic.
Store-Level Profit and Store-Level Profit Margin
Store-Level Profit represents store revenue in the specific period less beverage, food and packaging, labor and related expenses, occupancy and related expenses, and other store operating expenses, excluding depreciation and amortization and pre-opening costs in the period.
Store-Level Profit Margin represents Store-Level Profit as a percentage of store revenue. We use Store-Level Profit and Store-Level Profit Margin in our evaluation of the performance and profitability of each store.
We use Store-Level Profit and Store-Level Profit Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Store-Level Profit to income from operations and Store-Level Profit Margin to income from operations margin.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net loss adjusted to exclude interest expense, net, income tax expense, and depreciation and amortization, further adjusted to exclude certain items that we do not consider indicative of our ongoing operating performance, including transaction costs associated with our IPO, capital restructuring costs, equity-based compensation, certain litigation costs, net, point-of-sale system transition costs and other non-core costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of Total revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA Margin to net loss margin.
Components of Results of Operations
Store revenue represents the aggregate sales of beverages and food, net of discounts at our stores and gift card and loyalty breakage income.
Other includes sales of online retail products, net of discounts, and other non-store revenue.
Store Operating costs and expenses
Our store operating costs and expenses consist of (i) beverage, food and packaging costs, (ii) labor and related expenses, (iii) occupancy and related expenses and (iv) other store operating expenses.
Beverage, food and packaging costs consists primarily of beverage, food and packaging costs, including manufacturing costs and costs associated with our production facilities. The components of beverage, food and packaging costs are variable by nature, change with sales volume, are impacted by menu mix and subject to increases or decreases in commodity costs.
Labor and related expenses includes all store-level management and hourly labor costs, including salaries, wages, benefits, bonuses, payroll taxes and other indirect labor costs. Factors that influence labor costs include the minimum wage in the jurisdictions in which we operate, payroll tax legislation, inflation, the strength of the labor market for hourly team members, benefit costs, health care costs, and the number, size, and location of stores.
Occupancy and related expenses consists of store-level occupancy including rent, common area expenses, real estate and other taxes. Occupancy excludes expenses associated with unopened stores, which are recorded in pre-opening costs. Occupancy varies from location to location and is impacted by macroeconomic conditions, including inflation.
Other store operating expenses includes credit card fees, repairs and maintenance, utilities, software subscriptions, property taxes, and other operating expenses, incidental to operating our stores, such as store supplies, insurance, business permits and travel expense.
Selling, general and administrative expenses includes expenses associated with our corporate function that supports the development and operation of stores, including compensation and benefits, equity-based compensation, insurance, professional fees, technology support, travel expenses, certain marketing and advertising costs, and other costs related to our corporate offices and support teams.
Depreciation and amortization consists of depreciation of fixed assets including all equipment and leasehold improvements and amortization of intangible assets such as reacquired franchise rights and trademarks.
Pre-opening costs consists of grand opening expenses and start-up and promotional costs incurred prior to opening a new store and are made up of labor, relocation costs, supplies, recruiting expenses, payroll and training costs, travel costs and marketing costs. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Interest expense, net includes cash and non-cash charges related to our Prior Credit Facility and New Credit Facilities, including the amortization of debt issuance costs and loan modification fees, net of capitalized interest associated with borrowings related to eligible capital expenditures and interest income earned on our related party note receivable and cash and cash equivalents.
Other (income) expense, net consists of miscellaneous income and expenses.
Income tax expense consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented below:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Store revenue	$51,410	$41,399	$10,011	24.2%
Other	58	56	2	3.6%
Total revenue	51,468	41,455	10,013	24.2%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	14,286	11,719	2,567	21.9%
Labor and related expenses	10,785	9,220	1,565	17.0%
Occupancy and related expenses	4,034	3,229	805	24.9%
Other store operating expenses	7,079	5,578	1,501	26.9%
Total store operating costs and expenses	36,184	29,746	6,438	21.6%
Selling, general and administrative expenses	17,158	4,894	12,264	250.6%
Depreciation and amortization	3,030	2,533	497	19.6%
Pre-opening costs	1,503	1,144	359	31.4%
Total operating expenses	57,875	38,317	19,558	51.0%
Income (loss) from operations	(6,407)	3,138	(9,545)	(304.2)%
Interest expense, net	(2,871)	(3,073)	202	(6.6)%
Other income (expense), net	(6,866)	(716)	(6,150)	858.9%
Loss before income taxes	(16,144)	(651)	(15,493)	2379.9%
Income tax expense	31	71	(40)	(56.3)%
Net loss	$(16,175)	$(722)	$(15,453)	2140.3%

Store revenue
Store revenue increased $10.0 million, or 24.2%, to $51.4 million for the three months ended September 30, 2025, compared to $41.4 million for the three months ended September 30, 2024. The increase in store revenue was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed $4.6 million, as well as 10 stores opened prior to September 30, 2024 that are not yet in the comparable store base, which contributed $860.3 thousand. The remainder of the increase was primarily driven by Same Store Sales Growth of 10.8%, which contributed $4.2 million, which consists of 5.0%, or $1.9 million, from menu price increases and product mix, and 6.1%, or $2.4 million, from increased traffic, partially offset by a decrease of 0.3%, or $126.6 thousand, as a result of higher discounting for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Other
Other remained relatively flat and increased $2.0 thousand, or 3.6%, to $58.0 thousand for the three months ended September 30, 2025, compared to $56.0 thousand for the three months ended September 30, 2024.

Beverage, food and packaging costs

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Beverage, food and packaging costs	$14,286	$11,719	$2,567	21.9%
As a percentage of Total revenue	27.8%	28.3%	n/a	(0.5)%

Beverage, food and packaging costs increased $2.6 million, or 21.9%, to $14.3 million for the three months ended September 30, 2025, compared to $11.7 million for the three months ended September 30, 2024. The increase in beverage, food and packaging costs was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $1.3 million of incremental expense, as well as increased traffic at stores in the comparable store base.
As a percentage of total revenue, beverage, food and packaging costs decreased for the three months ended September 30, 2025 primarily due to menu price increases, improvements in operating efficiencies, and volume pricing efficiencies driven by greater economies of scale as we continued to expand our store footprint.
Labor and related expenses

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Labor and related expenses	$10,785	$9,220	$1,565	17.0%
As a percentage of Total revenue	21.0%	22.2%	n/a	(1.2)%

Labor and related expenses increased $1.6 million, or 17.0%, to $10.8 million for the three months ended September 30, 2025, compared to $9.2 million for the three months ended September 30, 2024. The increase in labor and related expenses was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $1.1 million in incremental expense, as well as an increase in prevailing wage rates in many of our markets and increased traffic at stores in the comparable store base.
As a percentage of total revenue, labor and related expenses decreased for the three months ended September 30, 2025 primarily due to menu price increases to offset increases in prevailing wage rates, our ongoing efforts to improve employee retention and operational efficiency.
Occupancy and related expenses

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Occupancy and related expenses	$4,034	$3,229	$805	24.9%
As a percentage of Total revenue	7.8%	7.8%	n/a	—%

Occupancy and related expenses increased $805 thousand, or 24.9%, to $4.0 million for the three months ended September 30, 2025, compared to $3.2 million for the three months ended September 30, 2024. The increase in occupancy and related expenses was primarily due to 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $578.1 thousand in incremental expense.
Other store operating expenses

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Other store operating expenses	$7,079	$5,578	$1,501	26.9%
As a percentage of Total revenue	13.8%	13.5%	n/a	0.3%

Other store operating expenses increased $1.5 million, or 26.9%, to $7.1 million for the three months ended September 30, 2025, compared to $5.6 million for the three months ended September 30, 2024. The increase in other store operating expenses was primarily driven by higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $713.2 thousand of incremental expense, and increased operating costs associated with 25 Net New Store Openings subsequent to September 30, 2024.
Selling, general and administrative expenses

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$17,158	$4,894	$12,264	250.6%
As a percentage of Total revenue	33.3%	11.8%	n/a	21.5%

Selling, general, and administrative expenses increased $12.3 million, or 250.6%, to $17.2 million for the three months ended September 30, 2025, compared to $4.9 million for the three months ended September 30, 2024. The increase in selling, general, and administrative expenses was primarily driven by $9.0 million of IPO-related expenses. The remainder of the increase was primarily driven by a $867.8 thousand increase in equity-based compensation.
Depreciation and amortization

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$3,030	$2,533	$497	19.6%
As a percentage of Total revenue	5.9%	6.1%	n/a	(0.2)%

Depreciation and amortization increased $497.0 thousand, or 19.6%, to $3.0 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024. The increase in depreciation and amortization was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024.
Pre-opening costs

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Pre-opening costs	$1,503	$1,144	$359	31.4%
As a percentage of Total revenue	2.9%	2.8%	n/a	0.1%

Pre-opening costs increased $359.0 thousand, or 31.4%, to $1.5 million for the three months ended September 30, 2025, compared to $1.1 million for the three months ended September 30, 2024. The increase in pre-opening costs was primarily a result of 4 incremental Net New Store Openings for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest expense, net
Interest expense, net decreased $202.0 thousand, or 6.6%, to $2.9 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.

Other income (expense), net
The increase in other expense, net to $6.9 million for the three months ended September 30, 2025 from $716.0 thousand for the three months ended September 30, 2024 was primarily driven by $5.3 million in expense incurred in connection with the forgiveness of our related party note receivable and a $1.6 million debt extinguishment charge incurred during the three months ended September 30, 2025.
Income tax expense
Income tax expense was an immaterial amount for each of the three months ended September 30, 2025 and 2024.
Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented below:

	Nine months ended September 30, 2025		Change
($ in thousands)	2025	2024	$	%
Store revenue	$146,520	$117,941	$28,579	24.2%
Other	162	164	(2)	(1.2)%
Total revenue	146,682	118,105	28,577	24.2%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	41,641	33,977	7,664	22.6%
Labor and related expenses	30,588	25,722	4,866	18.9%
Occupancy and related expenses	11,641	9,644	1,997	20.7%
Other store operating expenses	19,883	15,398	4,485	29.1%
Total store operating costs and expenses	103,753	84,741	19,012	22.4%
Selling, general and administrative expenses	31,898	17,457	14,441	82.7%
Depreciation and amortization	8,856	7,334	1,522	20.8%
Pre-opening costs	3,064	2,428	636	26.2%
Total operating expenses	147,571	111,960	35,611	31.8%
Income (loss) from operations	(889)	6,145	(7,034)	(114.5)%
Interest expense, net	(9,028)	(8,188)	(840)	10.3%
Other income (expense), net	(7,950)	(717)	(7,233)	1,008.8%
Loss before income taxes	(17,867)	(2,760)	(15,107)	547.4%
Income tax expense	253	197	56	28.4%
Net loss	$(18,120)	$(2,957)	$(15,163)	512.8%

Store revenue
Store revenue increased $28.6 million, or 24.2%, to $146.5 million for the nine months ended September 30, 2025, compared to $117.9 million for the nine months ended September 30, 2024. The increase in store revenue was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed $9.8 million, as well as 10 stores opened prior to September 30, 2024, that are not yet in the comparable store base, which contributed $5.0 million. The remainder of the increase was primarily driven by Same Store Sales Growth of 10.3%, which contributed $11.3 million, which consists of 4.2%, or $4.5 million, from menu price increases and product mix, and 7.6%, or $8.3 million, from increased traffic, partially offset by a decrease of 1.4%, or $1.5 million, as a result of higher discounting for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Other
Other remained relatively flat and decreased $2.0 thousand, or 1.2%, to $162.0 thousand for the nine months ended September 30, 2025, compared to $164.0 thousand for the nine months ended September 30, 2024.
Beverage, food and packaging costs

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Beverage, food and packaging costs	$41,641	$33,977	$7,664	22.6%
As a percentage of Total revenue	28.4%	28.8%	n/a	(0.4)%

Beverage, food and packaging costs increased $7.7 million, or 22.6%, to $41.6 million for the nine months ended September 30, 2025, compared to $34.0 million for the nine months ended September 30, 2024. The increase in beverage, food and packaging costs was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $2.8 million of incremental expense, as well as increased traffic at stores in the comparable store base.
As a percentage of total revenue, beverage, food and packaging costs decreased for the nine months ended September 30, 2025 primarily due to menu price increases, improvements in operating efficiencies, and volume pricing efficiencies driven by greater economies of scale as we continued to expand our store footprint.
Labor and related expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Labor and related expenses	$30,588	$25,722	$4,866	18.9%
As a percentage of Total revenue	20.9%	21.8%	n/a	(0.9)%

Labor and related expenses increased $4.9 million, or 18.9%, to $30.6 million for the nine months ended September 30, 2025, compared to $25.7 million for the nine months ended September 30, 2024. The increase in labor and related expenses was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $2.3 million in incremental expense, as well as an increase in prevailing wage rates in many of our markets and increased traffic at stores in the comparable store base.
As a percentage of total revenue, labor and related expenses decreased for the nine months ended September 30, 2025 primarily due to menu price increases to offset increases in prevailing wage rates, our ongoing efforts to improve employee retention and operational efficiency.
Occupancy and related expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Occupancy and related expenses	$11,641	$9,644	$1,997	20.7%
As a percentage of Total revenue	7.9%	8.2%	n/a	(0.3)%

Occupancy and related expenses increased $2.0 million, or 20.7%, to $11.6 million for the nine months ended September 30, 2025, compared to $9.6 million for the nine months ended September 30, 2024. The increase in occupancy and related expenses was primarily due to the 25 Net New Store Openings subsequent to September 30, 2024, which contributed approximately $1.2 million in incremental expense.

Other store operating expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Other store operating expenses	$19,883	$15,398	$4,485	29.1%
As a percentage of Total revenue	13.6%	13.0%	n/a	0.6%

Other store operating expenses increased $4.5 million, or 29.1%, to $19.9 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024. The increase in other store operating expenses was primarily driven by higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $2.1 million, an increase in repairs and maintenance which contributed $764.3 thousand of incremental expense as well as increased facilities costs.
Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$31,898	$17,457	$14,441	82.7%
As a percentage of Total revenue	21.7%	14.8%	n/a	6.9%

Selling, general and administrative expenses increased $14.4 million, or 82.7%, to $31.9 million for the nine months ended September 30, 2025, compared to $17.5 million for the nine months ended September 30, 2024. The increase in selling, general, and administrative expenses was primarily driven by $11.6 million of IPO-related expenses. The remainder of the increase was primarily driven by a $2.1 million increase in our corporate payroll expenses to support future growth and strategic initiatives, and an $867.8 thousand increase in equity-based compensation.
Depreciation and amortization

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$8,856	$7,334	$1,522	20.8%
As a percentage of Total revenue	6.0%	6.2%	n/a	(0.2)%

Depreciation and amortization increased $1.5 million, or 20.8%, to $8.9 million for the nine months ended September 30, 2025, compared to $7.3 million for the nine months ended September 30, 2024. The increase in depreciation and amortization was primarily driven by 25 Net New Store Openings subsequent to September 30, 2024.
Pre-opening costs

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Pre-opening costs	$3,064	$2,428	$636	26.2%
As a percentage of Total revenue	2.1%	2.1%	n/a	—%

Pre-opening costs increased $636.0 thousand, or 26.2%, to $3.1 million for the nine months ended September 30, 2025, compared to $2.4 million for the nine months ended September 30, 2024. The increase in pre-opening costs was primarily driven by an increase in facilities and legal costs associated with our growing development pipeline.

Interest expense, net
Interest expense, net increased $840.0 thousand, or 10.3%, to $9.0 million for the nine months ended September 30, 2025, compared to $8.2 million for the nine months ended September 30, 2024. The increase in interest expense, net was primarily driven by higher borrowings on our Prior Credit Facility for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Other income (expense), net
The increase of $7.2 million in other expense, net to $8.0 million for the nine months ended September 30, 2025 from $717.0 thousand for the nine months ended September 30, 2024 was primarily driven by $5.3 million in expense incurred in connection with the forgiveness of our related party note receivable and a $1.6 million debt extinguishment charge incurred during the nine months ended September 30, 2025.
Income tax expense
Income tax expense was an immaterial amount for each of the nine months ended September 30, 2025 and 2024.
Non-GAAP Financial Measures
In addition to our consolidated financial statements, which are prepared in accordance with GAAP, we present Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that these non-GAAP financial measures assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone provide.
Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin are not recognized terms under GAAP and should not be considered as alternatives to total revenue, net income (loss) and net income (loss) margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.
Our Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin measures have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•Store-Level Profit and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•Store-Level Profit and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Store-Level Profit and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•Store-Level Profit and Adjusted EBITDA do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;

•Store-Level Profit and Adjusted EBITDA do not reflect the impact of earnings or cash charges resulting from matters we consider not to be indicative of our ongoing operations;
•Store-Level Profit is not indicative of our overall results and does not accrue directly to the benefit of shareholders, as corporate-level expenses are excluded;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.
The following tables provide reconciliations of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA Margin as well as income from operations to Store-Level Profit and Store-Level Profit Margin for the periods presented:

	Three Months Ended September 30,
($ in thousands)	2025	2024
Net loss	$(16,175)	$(722)
Non-GAAP Adjustments:
Interest expense, net	2,871	3,073
Income tax expense	31	71
Depreciation and amortization	3,030	2,533
Transaction costs(1)	9,056	875
Capital restructuring costs(2)	6,866	714
Equity-based compensation	868	—
Legal settlement, net(3)	273	(1,486)
Other costs(4)	102	64
Adjusted EBITDA	$6,922	$5,122
Net loss margin	(31.4)%	(1.7)%
Adjusted EBITDA Margin	13.4%	12.4%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the three months ended September 30, 2025, includes the forgiveness of our related party note receivable (refer to Note 14 in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q) along with a debt extinguishment charge related to the payoff of our Prior Credit Facility.
(3)For the three months ended September 30, 2025, includes non-recurring legal fees. For the three months ended September 30, 2024, includes legal costs, offset by insurance proceeds, stemming from the Roasters settlement (refer to Note 5 in the audited consolidated financial statements included in our Prospectus), along with other non-recurring legal fees.
(4)Non-recurring professional service and legal costs.

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net loss	$(18,120)	$(2,957)
Non-GAAP Adjustments:
Interest expense, net	9,028	8,188
Income tax expense	253	197
Depreciation and amortization	8,856	7,334
Transaction costs(1)	11,641	2,609
Capital restructuring costs(2)	7,937	1,057
Equity-based compensation	868	—
Legal settlement, net(3)	235	(1,340)
Point-of-sale system transition costs	—	579
Other costs(4)	287	253
Adjusted EBITDA	$20,985	$15,920
Net loss margin	(12.4)%	(2.5)%
Adjusted EBITDA Margin	14.3%	13.5%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the nine months ended September 30, 2025, includes the forgiveness of our related party note receivable (refer to Note 14 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q), a debt extinguishment charge related to the payoff of our Prior Credit Facility and fees incurred related to the Series A Redemption Agreement.
(3)For the nine months ended September 30, 2025, includes non-recurring legal costs, offset by insurance proceeds. For the nine months ended September 30, 2024, includes legal costs, offset by insurance proceeds, stemming from the Roasters settlement refer to Note 5 in the audited consolidated financial statements included in our Prospectus), along with other non-recurring legal fees.
(4)Non-recurring professional service and legal costs.

	Three Months Ended September 30,
($ in thousands)	2025	2024
Income (loss) from operations	$(6,407)	$3,138
Other	(58)	(56)
Selling, general and administrative expenses	17,158	4,894
Depreciation and amortization	3,030	2,533
Pre-opening costs	1,503	1,144
Store-Level Profit	$15,226	$11,653
Income (loss) from operations margin	(12.4)%	7.6%
Store-Level Profit Margin	29.6%	28.1%

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Income (loss) from operations	$(889)	$6,145
Other	(162)	(164)
Selling, general and administrative expenses	31,898	17,457
Depreciation and amortization	8,856	7,334
Pre-opening costs	3,064	2,428
Store-Level Profit	$42,767	$33,200
Income (loss) from operations margin	(0.6)%	5.2%
Store-Level Profit Margin	29.2%	28.1%

Liquidity and Capital Resources
IPO and Related Transactions
On September 15, 2025, in connection with the close of our IPO, we issued and sold 16,911,764 shares of our Class A common stock at a price to the public of $20.00 per share, resulting in gross proceeds to us of approximately $338.2 million and net proceeds to us of approximately $314.6 million, after deducting the underwriting discount of approximately $23.7 million. We used net proceeds from the IPO to: (i) purchase 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo at a price per unit equal to the IPO price of Class A common stock less the underwriting discount; and (ii) purchase 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount. Concurrently with the IPO, an affiliate of our Co-Founders purchased 3,118,938 newly issued LLC Units from Black Rock OpCo for approximately $62.4 million at a price per unit equal to $20.00 per share (the “IPO Price”). Following the IPO and related Transactions, we own a 65.0% interest in Black Rock OpCo.

In connection with our IPO, we undertook certain organizational transactions as described in the prelude to this Form 10-Q under “The Transactions”. Following the Transactions, we are a holding company and our sole material asset is our equity interest in Black Rock OpCo, which, through its direct and indirect subsidiaries, conducts all of our operations. Because Black Rock Coffee Bar, Inc. is the sole managing member of Black Rock OpCo, we indirectly operate and control all of the business and affairs (and consolidate the financial results) of Black Rock OpCo and its subsidiaries. In addition, we completed a series of reorganization transactions, including: (i) the seventh amendment and restatement of the Black Rock OpCo LLC Agreement to, among other things, effect a recapitalization in which all existing ownership interests in Black Rock OpCo are converted into one class of LLC Units; (ii) the amendment and restatement of the Black Rock Coffee Bar, Inc. certificate of formation to, among other things, authorize three classes of common stock; (iii) Black Rock Coffee Bar, Inc.’s acquisition of common units held by the Blocker Companies; and (iv) Black Rock Coffee Bar, Inc.’s designation as managing member of Black Rock OpCo.

Concurrently with the closing of the IPO, Black Rock OpCo entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan. Subsequent to the IPO, we made a principal payment in the amount of $30.0 million, thereby reducing the outstanding balance of the New Term Loan as of September 30, 2025 to $20.0 million.

Immediately following the consummation of the IPO, an affiliate of our Co-Founders purchased 3,118,938 newly issued LLC Units from Black Rock OpCo (and corresponding shares of our Class C common stock) for approximately $62.4 million at the IPO price.

Black Rock OpCo used or intends to use the net proceeds from the sale of its LLC Units in connection with the IPO, together with proceeds from the Refinancing and Co-Founder Contribution to: (i) repay approximately $113.2 million of borrowings outstanding under our Prior Credit Facility, (ii) to pay $8.0 million of non-underwriting offering expenses, and (iii) use the remainder for general corporate purposes.
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their beverage and food purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payments are due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new stores, existing store capital investments for maintenance, as well as investments in our corporate technology infrastructure to support our corporate office, store locations and digital strategy. We have historically funded our operations primarily through cash provided by operating activities, draws under our Prior Credit Facility as well as the issuance and sales of securities through private placements. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity securities to finance such acquisitions, which would result in additional expenses or dilution to our shareholders.
Black Rock Coffee Bar, Inc. is a holding company and has no material assets other than its ownership of LLC Units (which may be held indirectly through certain of our wholly-owned corporate subsidiaries). Black Rock Coffee Bar, Inc. has no independent means of generating revenue. The Black Rock OpCo LLC Agreement provides for the payment of certain distributions to the TRA Parties and to Black Rock Coffee Bar, Inc. in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Black Rock OpCo as well as to cover Black Rock Coffee Bar, Inc.’s obligations under the Tax Receivable Agreement and other administrative expenses.
The terms of our New Credit Facilities contain covenants that may restrict Black Rock OpCo from paying distributions from Black Rock OpCo to Black Rock Coffee Bar, Inc., subject to certain exceptions. Further, Black Rock OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, Black Rock OpCo’s liabilities (with certain exceptions), as applicable, exceed the fair value of Black Rock OpCo’s assets.
We are obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the TRA Parties, the amount of gain recognized by the TRA Parties, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. However, we expect that the payments that we are required to make to the TRA Parties will be substantial. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to use and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
If we do not have sufficient funds to pay taxes, payments under the Tax Receivable Agreement or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Black Rock OpCo does not have sufficient funds to make distributions, the ability of Black Rock Coffee Bar, Inc. to declare and pay cash dividends will also be restricted or impaired.
In addition, we may require additional capital resources to execute strategic initiatives to grow our business in the future. We believe, however, that cash provided by operating activities and existing cash on hand, together with remaining amounts available under our New Credit Facilities, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future, including our expected capital expenditures for expansion of our store base and production facilities, incremental public company costs, debt service requirements, Tax Receivable Agreement obligations, operating lease obligations, and working capital obligations. See Note 6 and Note 7 to our consolidated financial statements included elsewhere in this Form 10-Q for more information. Our sources of liquidity could be affected by factors described in Part II, Item 1A “Risk Factors” and, depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $32.6 million and $10.2 million as of September 30, 2025 and December 31, 2024, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
Summary of Cash Flows	2025	2024	$	%
($ in thousands)
Net cash (used in) provided by operating activities	$(2,914)	$9,147	$(12,061)	(131.9)%
Net cash used in investing activities	(23,184)	(18,644)	(4,540)	24.4%
Net cash provided by financing activities	48,517	5,160	43,357	840.3%
Net increase (decrease) in cash and cash equivalents	$22,419	$(4,337)	$26,756	(616.9)%

Operating Activities:
The decrease in net cash provided by (used in) operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by $17.4 million of IPO-related expenses paid during the nine months ended September 30, 2025, partially offset by an increase in revenue due to 25 Net New Store Openings subsequent to September 30, 2024, incremental revenue generated from 10 stores opened prior to September 30, 2024 that are not yet in the comparable store base and Same Store Sales Growth of 10.3%, as well as improved operating performance as a result of improved labor efficiency and working capital management.
Investing Activities:
The increase in net cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by increased investments in capital expenditures as a result of Net New Store Openings and our growing development pipeline.
Financing Activities:
The increase in net cash provided by financing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by net proceeds received from our IPO, new borrowings under the New Credit Facilities and the Co-Founder Contributions, partially offset by purchasing LLC Units from the Continuing Equity Owners, repaying all outstanding borrowings under the Prior Credit Facility and the $30.0 million principal payment on the New Credit Facilities.
Material Cash Requirements
Material cash requirements from known contractual obligations arising in the normal course of business primarily consist of operating lease obligations and long-term debt. In addition, we expect that we will require significant cash to make payments under the Tax Receivable Agreement, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. The following table summarizes our current and long-term material cash requirements as of September 30, 2025:

	Payments Due by Period
($ in thousands)	Total	Remainder of 2025	2026-2027	2028-2029	2030 and thereafter
Operating leases	$201,593	$5,246	$33,275	$34,465	$128,607
Long-term debt(1)	24,936	650	6,520	8,636	9,130
Total	$226,529	$5,896	$39,795	$43,101	$137,737

(1)Long-term debt includes the principal amount of borrowings outstanding under our New Credit Facilities and the interest payments on our New Credit Facilities, which are based on the weighted-average interest rate as of September 30, 2025. As contractual interest rates and the amount of debt outstanding are variable in certain cases, actual cash payments may differ from the estimates provided.

Prior Credit Facility
On May 31, 2024, we entered into the Prior Credit Facility with RCS SBIC Fund II, L.P. and TCW Asset Management Company, LLC consisting of a $112.5 million term loan and a $25.0 million delayed draw term loan and an option allowing the Company to increase the size of the credit facility by $20.0 million through incremental delayed draw term loans. As of December 31, 2024, we had $92.6 million in aggregate outstanding principal balance under the Prior Credit Facility. In April 2025, we amended the Prior Credit Facility through the Fifth Amendment to the Prior Credit Facility (the “Fifth Amendment”) which increased the delayed draw term loan commitment by $10.0 million and extended the delayed draw availability period from September 30, 2025 to March 31, 2026. An additional $6.0 million was drawn from the delayed draw term loan in May 2025, followed by a subsequent draw of $5.0 million in August 2025. Concurrently with the consummation of the IPO, we repaid all outstanding borrowings under the Prior Credit Facility.
New Credit Facilities
Concurrently with the consummation of the IPO, Black Rock OpCo and certain of its wholly-owned subsidiaries entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto, to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Prior Credit Facility. Subsequent to the IPO, we made a principal payment in the amount of $30.0 million thereby reducing the outstanding balance of the New Term Loan as of September 30, 2025 to $20.0 million.
Pursuant to the New Credit Agreement, certain subsidiaries of Black Rock OpCo are guarantors of the obligations under the New Credit Agreement. Simultaneously with the execution of the New Credit Agreement, Black Rock OpCo and its subsidiaries entered into a pledge and security agreement. Pursuant to the pledge and security agreement, the New Credit Facilities are secured by liens on substantially all of our assets, including the intellectual property of Black Rock OpCo and its subsidiaries and the equity interests of Black Rock OpCo's various subsidiaries.
The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, and transactions with affiliates. In addition, the New Credit Agreement also contains financial covenants that require us to not exceed a maximum net rent adjusted leverage ratio and to maintain a minimum fixed charge coverage ratio.
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted SOFR rate plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5% and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate will represent the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the new Credit Agreement is payable at least quarterly and upon maturity. As of September 30, 2025, the weighted-average interest rate on outstanding borrowings under the New Revolving Credit Facility was 6.75%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on our net rent adjusted leverage ratio. We expect the commitment fee to range from 0.25% to 0.35% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of September 30, 2025.

Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Off Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements, except for operating leases entered in the normal course of business where we have not taken physical possession of the leased property.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies related to income taxes, Tax Receivable Agreement and equity-based compensation are as follows:
Leases
We lease stores, warehouse facilities and corporate offices under various lease agreements. At inception of a lease, we determine its classification as an operating or finance lease. All of our leases are classified as operating leases. Determining the probable term for each lease requires judgment by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and depreciation period for leasehold improvements. To determine the length of the lease term at inception, we consider both termination and renewal option periods available. Reasonably certain renewal periods are included in the lease term at commencement.
We calculate operating lease right-of-use assets and lease liabilities at the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We use an incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provides in the leases. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgment. If the IBR was changed, our operating lease right-of-use assets and lease liabilities could differ materially. See Note 8 to our consolidated financial statements included in our Prospectus.
Income Taxes
In determining the provision for income taxes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. Our expense/(benefit) for income taxes and deferred tax assets and liabilities requires the use of estimates based on our management's interpretation and application of complex tax laws and accounting guidance.
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more-likely-than-not that the deferred tax assets will not be realized, a valuation allowance is recorded. See Note 11 to the unaudited condensed consolidated financial statements elsewhere in this Form 10-Q for further details. Estimating future taxable income is inherently uncertain and requires judgment.
Tax Receivable Agreement
In connection with our IPO, we entered into a TRA with the TRA Parties. The TRA generally provides for us to pay the TRA Parties 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining 15% of these net cash savings. As of September 30, 2025, we recognized $40.6 million of liabilities related to our obligations under the TRA.
Changes in the projected TRA liability may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Estimating future taxable income is a key input in calculating the

TRA liability, and is inherently uncertain and required judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
Equity-Based Compensation
We have issued stock options and RSUs. Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Equity-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
We use the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The use of the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term, risk-free interest rate, expected volatility, and expected dividend yield of the underlying common stock. The fair value of RSUs is equal to the fair value of our common stock at the date of grant.
JOBS Act Election
We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the first fiscal year in which our annual gross revenue exceeds $1.235 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risks
Our business is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including beverage commodities, energy and other commodities. In many cases, we believe we will be able to address material commodity cost increases through purchasing contracts, pricing arrangements, adjusting our menu pricing, or other operational adjustments that increase productivity. However, we cannot assure you that these measures will be able to fully offset tariffs, sustained inflation of, or substantial increases in costs and expenses, including coffee, dairy, fuel, sugar, cocoa and packaging commodities pricing, which could increase store operating costs as a percentage of store sales and impact our results of operations.
Labor Costs
We have experienced minimum wage increases, which directly affect our labor costs, and other upward pressure on wage rates in several states where we have stores. While we generally seek to offset any wage increases with operational efficiencies and by leveraging Same Store Sales Growth, such measures may not fully offset any wage increases and we may seek to increase our menu prices. We cannot assure you that we will be able to fully offset wage increases through these measures.
Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our New Credit Facilities carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of September 30, 2025, we had $20.0 million in aggregate outstanding principal balance under the New Credit Facilities and a hypothetical 1.0%

increase of interest rates would result in an increase in our annual interest expense of approximately $200.0 thousand.
Impact of Inflation
The primary inflation factors affecting our operations are commodity and supply costs, labor costs, and construction costs of stores. Increases in minimum wage requirements directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the total cost to build our stores is impacted by inflation. Specifically, increases in sitework and permitting, construction materials, labor, and equipment costs may increase our overall development costs and capital expenditures, and potentially result in higher rent expenses for new stores. We continue to encounter current commodity inflation, known or pending legislation that will increase minimum wages in certain states, and labor market forces that at times may cause us to increase wages in order to adequately staff our stores. We expect these factors to affect our operating results in the foreseeable future. While these cost increases have impacted our operating results, we have taken measures to gradually increase our menu prices and make operating adjustments that increase productivity to help offset these pressures. Price increases and other inflationary pressures may lead to decreases in consumer demand.
Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level.
In connection with the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023, our management determined that material weaknesses existed in our internal control over financial reporting due to (i) a lack of segregation of duties surrounding journal entries without sufficient compensating controls to ensure journal entries are appropriately reviewed and approved by an independent user other than the preparer with an appropriate level of supervision, and (ii) ineffective controls over the identification and accurate initial recognition of leases. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management is taking action to remediate the material weaknesses, which includes (i) designing and implementing additional or enhanced controls to address the access that could enable the creation of journal entries without review and approval, formalizing compensating controls and system controls that enable proper segregation of duties related to journal entry data and processes, and (ii) enhancing controls and processes to identify leases and accurately record their initial recognition. While we continue to take remediation steps, we have not concluded that the material weaknesses have been remediated as of September 30, 2025.
Changes in Internal Control over Financial Reporting
Other than in connection with our efforts to remediate our material weaknesses described above, there have been no changes during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 15 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below as well as the other information in this Form 10-Q, including the “Forward-Looking Statements” safe harbor and our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, before making an investment decision. The risks described below could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, results of operations or cash flows. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business and Industry
We have a history of losses and, especially if we continue to grow at an accelerated rate, we may not achieve or maintain profitability in the future.
We have incurred net losses each year since our inception, including net losses of $7.2 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2025 and September 30, 2024, we incurred net losses of $18.1 million and $3.0 million, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future, in particular, as we continue to open new stores, expand marketing channels and operations, hire additional team members and increase other general and administrative costs. Furthermore, as a newly public company, we have incurred and expect to continue to incur additional legal, accounting, and other expenses that we did not incur as a private company. As a result, our net losses may continue and we may not achieve profitability for the foreseeable future.
In addition, the capital expenditure requirements to open a new store have increased and may continue to increase. Further, we currently expect that all of our new store openings in 2025 and beyond will have drive-thru pick-up capabilities, which require significant additional capital expenditures as stores with drive-thru pick-up capabilities are typically larger, resulting in higher real estate costs as well as incremental infrastructure and construction costs.
These efforts and additional expenses may prove more expensive than we expect, and we cannot guarantee that we will be able to increase our revenue to offset such expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.
Food safety and quality concerns may negatively impact our brand, business and results of operations.
Incidents or reports, whether true or not, of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, allergen cross-contamination or improper employee conduct at our stores could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenue and results of operations. Similar incidents or reports occurring at coffee and convenience stores unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. If any guest becomes, or is under the belief that they have become, ill due to a food safety issue, we may temporarily close some stores, which would adversely impact our results of operations. Furthermore, while we require our third-party suppliers and distributors to comply with our food safety standards, we do not have control over their manufacturing and packaging processes. In addition, we also do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, or misbranded, whether caused by us or someone in our manufacturing or supply chain. Our products may also be subject to food recalls or other regulatory warnings promulgated by the U.S. Food and Drug Administration (the “FDA”) or other regulatory bodies. A recall or withdrawal could result in destruction of ingredients and inventory, negative publicity, temporary facility closings for us or our third-party suppliers and distributors, supply chain interruption, substantial costs of compliance or remediation, fines, and increased scrutiny by federal, state, and foreign regulatory agencies.
Food safety issues may be caused by a variety of factors, many of which are out of our control. For example, these incidents may occur when guests or other individuals, including employees, enter our store while ill and contaminate ingredients, surfaces, or other individuals. We cannot guarantee that food and beverage items will be properly maintained throughout the supply and delivery chain. Any food safety issue arising from a distributor or supplier will likely affect multiple locations rather than a single store. The risk of food safety issues is also increased with respect to orders delivered through third-party delivery service providers, as we often have limited or no control over how the food or beverages are delivered. In addition, our stores and roasteries are subject to review and examination by local, state and federal authorities, which may result in temporary or permanent closures. Such closures may negatively impact results and damage our brand.
We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Our future initiatives may require new or increased food safety measures, which we may not be successful in implementing. New illnesses resistant to our, or our third-party suppliers or distributors’, current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our stores could negatively affect sales at all our stores if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our stores. Additionally, even if food-borne illnesses were not identified at our stores, our revenue could be adversely affected if instances of food-borne illnesses at other coffee and beverage chains were highly publicized.
Evolving consumer preferences and tastes, including public or medical opinions about caffeine and sugar consumption, or changes in consumer spending may adversely affect our business.
Our continued success depends on our ability to attract and retain guests. Our financial results could be adversely affected by a shift in consumer spending away from our products, changes in attitudes regarding diet and health (including use of weight-loss or appetite-suppressing drugs), decreases in general discretionary consumer spending (including due to lack of or decreasing consumer confidence or inflation), lack of guest acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs) or platforms (including changes to our mobile application or loyalty rewards programs or other marketing initiatives), decline in our brand perception or competitiveness in the marketplace (including due to the emergence of new competitors or expansion of our existing competitors), a reduction in individual vehicle ownership, which in turn may reduce the usefulness and convenience of our stores, or a reduction in guest demand for our current offerings as new products are introduced. We may not be successful in introducing new products to our menu or new features to our mobile application, including in connection with the ongoing implementation of our loyalty program, which was introduced in June 2024.
In addition, most of our beverages contain sugar, caffeine, dairy products, and other compounds, such as artificial coloring, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks that are attributed to ingredients we use, including obesity, increased blood pressure and heart rate, anxiety and insomnia, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products, including those associated with caffeine and sugar. While we offer alternatives, including caffeine-free beverages and reduced sugar and sugar-free items, negative publicity, or an unfavorable report on the health effects of sugar, caffeine or other ingredients in our products or changes in public perception of these ingredients could significantly reduce the demand for our products.
In addition, social media has contributed to an increase in “secret menu” style drinks that are not created or marketed by us. Such drinks can be ordered by guests, for example, by asking for specific combinations of flavors or ingredients. We have no control over such trends and may not become timely aware of them. Such trends may also result in the mixture of ingredients in ways that could be perceived negatively, including with regard to health effects, and such perception could harm our business.

Further, an unfavorable report on the health effects of caffeine, other ingredients in energy drinks or energy drinks generally, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our Fuel energy drink or energy drinks generally, including product safety concerns, could have an adverse effect on our business, reputation, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the United States may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, or additional voluntary measures are taken, they could adversely affect the demand for our products. If we are unable to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, and/or any international beverage associations, it could negatively affect our overall reputation, which in turn could have a negative impact on our business, financial condition and results of operations.
A decrease in guest traffic as a result of these health concerns or negative publicity could significantly reduce the demand for our products and could harm our business.
We may not be able to compete successfully with other coffee stores, quick service restaurants and convenience stores, including the growing number of coffee delivery options.
The food service and restaurant industry, including the specialty coffee market, is intensely competitive. We expect competition in this market to continue to be fierce as we compete on a variety of fronts, including convenience, taste preferences, price, quality, service, location brand reputation, digital engagement, loyalty incentives, quality of user experience on and consistent performance of our website and mobile application, and the ambience and condition of each store. Our stores compete with national, regional and local coffee chains, quick service restaurants (“QSRs”), and convenience stores for guests, store locations and qualified management and other staff. If our stores cannot compete successfully with other beverage and coffee stores, including Starbucks and Dutch Bros, other specialty coffee stores, drive-thru QSRs and the growing number of coffee delivery options in new and existing markets, we could lose guests and our brand perception and revenue could decline.
Compared to us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our stores are located or are planned to be located. In some markets that we may enter, there are already well-funded competitors in the coffee or beverage business that may challenge our ability to grow into those regions. Furthermore, certain markets where we compete or may compete in the future may limit the number of drive-thru businesses operating within their geographic region, which could negatively affect our ability to grow into those markets. Some of our competitors also have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence (“AI”). We may be unable to offer new or innovative products and technologies to our guests that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may impair our ability to compete effectively in the marketplace and harm our business, financial condition and results of operations.
Additionally, if our competitors begin to evolve their business strategies and adopt aspects of our business model, such as our modern and welcoming in-store experience, drive-thru convenience, digital ordering, loyalty program and similar product offerings or branding, our guests may be drawn to those competitors for their beverage needs and our business and the distinctiveness of our brand could be harmed.
Our growth strategy depends in part on opening new stores in existing and new markets. We may be unsuccessful in opening new stores or establishing new markets, which could adversely affect our growth.
As of September 30, 2025, we had 169 stores across seven states. One of the key means to executing on our growth strategy will be through opening new stores and operating those stores on a profitable basis. For example, we opened 24 new stores in 2024 and twenty new stores in the first nine months of 2025. Our ability to open new stores is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•identify available and suitable sites, specifically for drive-thru locations;
•compete for such sites;
•reach acceptable agreements regarding the lease of locations;
•obtain or have available the financing required to acquire and operate a store, including construction and opening costs, which includes access to build-to-suit leases and ground lease construction arrangements;
•respond to unforeseen engineering or environmental problems with leased premises;
•avoid the impact of inclement weather, natural disasters and other calamities;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•ensure that the guest experience, ambience and condition of each new location is cohesive with and of substantially the same quality as our existing locations;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations, such as regulatory bans on new drive-through businesses, that adversely affect our costs or ability to open new stores; and
•control construction and equipment cost increases for new stores and secure the services of qualified contractors and subcontractors in an increasingly competitive environment.
As we look to expand geographically into new markets in which we have little or no prior operating experience, our exposure to the above factors may be further amplified as we have less familiarity with such new markets, including any regulatory restrictions or store-opening processes. There is no guarantee that a sufficient number of suitable sites for stores will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Therefore, our historical growth rates may not be indicative of our future growth. If we are unable to open new stores or if store openings are significantly delayed, our revenue or earnings growth could be adversely affected and our business may be harmed.
In addition, we may experience delays in our store development and expansion plans due to unexpectedly long processing times or delays on the part of governmental agencies who issue necessary licenses, permits, and approvals. Delays in the permitting or licensure processes that may result from government shutdowns, staffing shortages, or similar actions that are out of our control, due to, among other things, loss of or uncertainty around federal funding, including the receipt of federal funding by states or state agencies where we operate, could lead to delays in building our stores and affect our store development and expansion plans, which could harm our results of operations and financial condition.
New stores, once opened, may not be profitable or may close, and the increases in average per store sales and comparable sales that we have experienced in the past may not be indicative of future results.
We have opened and plan to open additional stores in markets where we have little or no operating experience. The target consumer base of our stores varies by location, depending on a number of factors, including population density, other local coffee and convenience beverage distributors, area demographics, geography and weather. Our results have been, and in the future may continue to be, significantly impacted by the timing of new store openings. We have typically incurred the most significant portion of pre-opening expenses associated with a given store within approximately three months preceding the opening of the store. Due to the impact of inflation and other factors, including building and material costs, we are experiencing and expect to experience in the future increased costs in connection with new stores. Our experience has been that labor and operating costs associated with a newly opened store for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new stores commonly take several months or more to reach planned operating levels due to inefficiencies typically associated with new stores, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff, and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact sales and the profitability of those stores. Accordingly, the volume and timing of new store openings may have a material adverse impact on our results of operations.

Although we target specified operating and financial metrics, new stores may never meet these targets or may take longer than anticipated to do so. Stores we open in new markets may take longer to reach expected sales and profit levels on a consistent basis or may never reach such expected levels at all and may have higher construction, production, hiring and training, occupancy, or operating costs than stores we open in existing markets, thereby affecting our overall productivity. Any new store we open may never achieve operating results similar to those of our existing stores, which could adversely affect our business, financial condition or results of operations.
Some of our stores open with an initial start-up period of higher-than-normal sales volumes and related costs, which subsequently decrease to stabilized levels over time. In new markets, the length of time before average sales for new stores stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUV and comparable sales may not increase at the rates achieved over the past several years. Our ability to operate new stores profitably and increase average store sales and comparable store sales will depend on many factors, some of which are beyond our control.
We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness and/or maintain such awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values and maintain our same level of desired guest experience. We may also incur higher costs from entering new markets if, for example, we assign area managers to manage comparatively fewer stores than we assign in more developed markets. Also, until we attain a critical mass in a market, the stores we do open will have reduced operating leverage. As a result, these new stores may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing stores, and so may achieve target operating profit margins more slowly than existing stores or may never achieve such target margins.
Additionally, opening new stores in existing markets may negatively impact sales at our existing stores, even if it increases overall AUV in a region over time. The consumer target area of our stores varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new store in or near markets in which we already have stores could adversely impact sales at these existing stores while ultimately growing the overall AUV in a region. However, existing stores could also make it more difficult to build our consumer base for a new store in the same market. Sales transfer between our stores may be significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, harm our business.
Our failure to manage our growth effectively could harm our business and operating results.
We have experienced rapid growth and increased demand for our products and in connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. For example, we have grown from 71 stores as of December 31, 2020 to 169 stores as of September 30, 2025. Our expansion has placed, and our expected future growth will continue to place, significant demands on our management team and guest experience, as well as research and development, sales and marketing, administrative, financial, and other resources. To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We may not be able to respond on a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure. For example, in order to operate and grow our business, we are required to manage multiple relationships with various strategic partners, vendors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and guest demand. Failure to accurately forecast our results of operations and growth rate may also result in harm to our business. If we experience a decline in financial performance, we may decrease the number of or discontinue new store openings, or we may decide to close stores that we are unable to operate in a profitable manner.
As we expand our business, it is important that we continue to maintain a high level of guest service and satisfaction as well as employee culture and satisfaction. If we are not able to continue to provide high-quality guest service as a result of these demands, our reputation, as well as our business, including a decline in financial performance, could be harmed. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various stores and maintaining our company culture across multiple offices and stores, and within our hybrid remote and remote home office workforce. Our ability to manage our growth effectively will require us to continue to enhance our systems, procedures and controls and to locate, hire, train and retain management and baristas, particularly in new markets which may require significant capital expenditures. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth and operations. See “—General Risks—Our management team has limited experience managing a public company.”
Our marketing programs may not be successful, and our new menu items and advertising campaigns may not generate increased sales or profits, resulting in harm to our financial results.
Attracting new guests, and retaining existing guests, is important to the success of our business. We incur costs and expend other resources in our marketing efforts on new menu items and advertising campaigns to raise brand awareness and attract and retain guests. Our approach to marketing, advertising, and branding is often novel and some campaigns may be significantly less successful than others. Marketing, advertising, or branding initiatives may not succeed or meet expectations, and even if they do, any increase in sales may not offset the costs and expenses we incur in establishing and rolling out such marketing, advertising and branding campaigns. Additionally, some of our competitors have greater financial resources than we do, which enable them to spend significantly more on marketing and advertising and other initiatives than we can. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions and new menu items be less effective than those of our competitors, there could be an adverse effect on our reputation, results of operations and financial condition. Failure to attract new or retain existing guests, or failure to do so in a cost-effective manner, may result in an inability to increase revenue and financial harm to our business.
Our investments in technologies to enhance the guest experience may not generate the desired results and we may not be able to successfully expand our digital and delivery business.
For the nine months ended September 30, 2025 and for the years ended December 31, 2024 and 2023, our digital sales mix was approximately 15%, 11% and 8% of our total revenue, respectively. We are making investments in development, technology, digital engagement, and delivery in an effort to transform and enhance the guest experience. As part of these investments, we are focused on improving our service model and strengthening relationships with guests, in part through digital channels and loyalty initiatives, and by refining and enhancing our mobile application and mobile ordering and payment systems and processes. Experimentation with and implementation of innovations in products and technologies may result in inefficiencies, such as a slowdown in our store operations and traffic flow, distraction of management’s attention from our primary business, disruption of workflows, technical glitches, disruption of current systems and technology, and negative guest experiences. If these guest experience initiatives are not successfully executed or do not generate expected results, or if we do not fully realize the intended benefits of these significant investments, our financial results will suffer. It is also possible that the allocation of time and resources to these guest experience initiatives could negatively impact other areas of our business, or that we will fail to achieve optimal allocation of resources, which could materially harm our business and results of operations.
We believe that the expansion of our digital and delivery business is important to the growth of our business and our ability to remain competitive within the industry. Our ability to expand our digital business will depend in part on our ability to improve and evolve our technology, including but not limited to our website, our mobile application and our use of third-party delivery marketplaces. Our mobile application and online ordering system could be interrupted by technological failures or user errors, or be subject to cyber-attacks, which could adversely impact our revenue and brand image.
Substantially all of our delivery orders, including native delivery orders, are fulfilled through our third-party delivery partners. If a third-party delivery service we utilize (particularly for our native delivery orders) fails to deliver orders to our guests in a timely manner or provides unsatisfactory delivery service, our guests may attribute the bad experience to us, which may harm our reputation and may result in guests choosing to stop ordering from us. If a third-party delivery service we utilize ceases or curtails operations, experiences damage to its brand image, increases its fees, or gives priority or promotions on its platforms to our competitors, our business, reputation and our revenue may be negatively impacted. Furthermore, our partnerships with third-party delivery companies could cease to be available to us on acceptable terms or at all; for example, the third-

party food delivery service industry has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which in turn could negatively affect our results of operations.
Interruption of our supply chain of coffee beans, food products, flavored syrups, dairy products, plant-based dairy-free alternative products or other ingredients, coffee machines and other restaurant equipment or packaging could affect our ability to produce or deliver our products.
We contract with our suppliers and manufacturers to procure supplies, equipment, and other materials and products.
Any material interruption in our supply chain, such as material interruption of the supply of coffee beans, energy drinks, food ingredients, flavored syrups, dairy products, plant-based dairy-free alternative products, regional offerings including baked goods and food products, coffee machines and other QSR equipment or packaging for our products for any reason, including the casualty loss of any of our roasting facilities, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, weather or natural disasters, terrorism (including cyberterrorism) or political disputes and military conflicts that cause a disruption in our supply chain could have a negative material impact on our business and results of operations. In addition, our growth may place increased demands on our information technology and inventory management systems, personnel and processes which will need to continue to evolve to keep pace with our growth strategy. For example, purchase of excess coffee beans may result in waste, which could negatively impact our margins, and purchases of too few coffee beans would not be able to support our sales, which could negatively impact our revenue and results of operations. Furthermore, as we do not maintain significant inventories at our stores, any delay or disruption in such deliveries could rapidly have an adverse material impact on our sales.
Most of our beverage and other products are sourced from a wide variety of business partners and we rely on these suppliers to provide high-quality products and to comply with applicable laws. For certain products, we may rely on one or very few suppliers. See “—We have a limited number of suppliers and distributors for many of our frequently used ingredients and supplies. If our suppliers or distributors are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.” Failures by any of our suppliers to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws are beyond our control and could result in harm to our business, reputation, financial condition or results of operations.
We have experienced and may in the future experience disruptions in our supply chain for certain products including cups, lids, espresso machines and store equipment parts, and certain building materials and supplies. While we have, to this point, been able to find acceptable replacements or substitutes or prepurchase certain materials or items, this may not always be possible, especially if supply chains continue to suffer disruptions for extended periods of time. If we are unable to source critical or proprietary supplies, find acceptable replacements or substitutes, or adapt our construction strategies effectively, we may be unable to meet existing demands or sustain our growth, and it may negatively affect our business and results of operations. Finding acceptable replacements or substitutes may require trial and error that could cause losses or delays. If construction and building materials are not of sufficient quality or durability, this may lead to increased maintenance costs or even business interruption for necessary repairs or replacements in the future, and may also lead to construction defect claims which could be time-consuming and expensive to resolve. If we are unable to locate sufficient building or construction materials, or to successfully scale our construction and new store opening operations, we may not be able to meet existing demand or achieve our stated growth objectives, either of which could harm our business, reputation, financial condition or results of operations.
We have a limited number of suppliers, distributors and manufacturers for many of our frequently used ingredients, supplies and products. If our suppliers, distributors or manufacturers are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs or fail to meet our sales demands or quality standards.
We are highly dependent on a limited number of suppliers – for example, for the nine months ended September 30, 2025 and 2024, 88% and 85% of our purchases came from three and two suppliers, Sysco Corporation, Too Sweet and, in the case of the nine months ended September 30, 2025, Royal Coffee, and for the years ended December 31, 2024 and 2023, 78% and 69% of our purchases came from two suppliers, Sysco Corporation and Too Sweet. Furthermore, we also rely on a single third party for the manufacturing of our Fuel energy drinks, which accounted for approximately 22% and 24% of total revenue for the year ended December 31, 2024 and nine months ended September 30, 2025, respectively. Due to the concentration of suppliers and distributors that we utilize, the cancellation of our supply arrangements with these suppliers or the disruption, delay or inability of these suppliers to deliver these products to our stores due to problems in production or distribution, inclement weather, natural disasters, unanticipated demand or other conditions may materially and adversely affect our results of operations even if we are able to establish alternative distribution channels.
Although our suppliers, distributors and manufacturers are contractually obligated to maintain standards of quality that we deem suitable and consistent with our brand, we do not control the businesses of our suppliers and distributors and our efforts to monitor the standards by which they perform may not be successful. If our suppliers or distributors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. See “—Food safety and quality concerns may negatively impact our brand, business and results of operations.” If that were to occur, we may not be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
If we need to replace an existing supplier or distributor, there can be no assurance that ingredients and supplies will be available when required on acceptable terms, or at all, or that a new supplier or distributor would allocate sufficient capacity to us to meet our requirements, meet our sales demand or meet our quality standards. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs or fail to meet our sales demands or our quality standards, any of which could have a material adverse effect on our reputation and results of operations. With respect to our Fuel energy drinks, while we own the recipes that comprise such drinks and have identified alternate third parties to manufacture these drinks for us if the need arose, we cannot guarantee we would be able to contract with such alternate third parties within a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing our Fuel energy drinks in sufficient volume and quality. Any event, including those listed above, that results in a prolonged business disruption or shutdown related to our existing suppliers, distributors or manufacturers or a deterioration in our relationship with them, or any of our other third-party partners, in each case, could create conditions that prevent, or significantly and adversely affect, our sales, increase our expenses, create potential liabilities or damage our reputation, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, we may not be a major customer of many of our suppliers, distributors or manufacturers, and these parties may therefore give other customers’ needs higher priority than ours, including some of our competitors who use the same third-party partners.
Tariffs on certain imports to the United States and other potential changes to U.S. trade policy could have a material adverse effect on our business, results of operations, prospects and financial condition.
The current U.S. presidential administration has imposed, or threatened to impose, tariffs or other restrictions on products, components or raw materials sourced from countries around the world. Moreover, these new tariffs, or other changes in U.S. trade policy, have triggered and may in the future trigger retaliatory actions by affected countries. For example, there have been increases and continue to be further indications that there may be an increase in tariff rates on various types of goods imported from the countries we buy coffee beans from, our most significant import, that we roast at our domestic roasteries, as well as the equipment, including refrigerators and espresso machines, as well as raw materials used to build, maintain and repair our stores and our equipment. Certain of the products we require as part of the roasting process or in our stores are currently subject to heightened tariffs and we may not be able to fully offset the cost increases through other cost reductions, or we may not choose to or be able to recover such heightened costs through price increases or surcharges passed on to our guests, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Uncertainty around potential tariffs, embargoes, or similar restrictions could cause uncertainty and disruption in our supply chain and/or erode consumer confidence and impact consumer spending, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business, results of operations, prospects and financial condition. As the implementation of tariffs is ongoing, more tariffs may be added in the future or such tariffs may increase. Any tariffs or other barriers to trade affecting Mexico, Africa and Central and South America, from where we source most our coffee beans, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and results of operations. We currently do not hedge against our exposure to changing raw material prices. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

Increases or sustained inflation in the cost of high-quality arabica coffee beans, dairy or other commodities or decreases in the availability of high-quality arabica coffee beans, dairy or other commodities could have an adverse impact on our business and financial results.
The availability and prices of coffee beans, dairy and other commodities are subject to significant volatility. We purchase, roast and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon, among other factors, the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly in 2022, has since remained elevated, and further increased significantly during the year ended December 31, 2024, and may continue increasing throughout the remainder of 2025 and beyond. Because of the significance of coffee beans to our operations, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our business and results of operations. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our results of operations.
We also purchase significant amounts of dairy products, particularly milk, to support the needs of our stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including but not limited to cocoa, plant-based “milks,” tea, sugar, syrups, energy and packaging material, such as plastics and corrugate, are important to our operations, and may be subject to increased costs, which could negatively impact our margins. Increases in the cost of other commodities, such as petroleum which in turn may increase the cost of our packing materials, or lack of availability, whether due to supply shortages, tariffs or similar government measures, delays or interruptions in processing may impact consumer spending, or could otherwise harm our business.
We rely in part on price increases from time to time to offset cost increases, including the cost of ingredients, commodities, insurance, labor, marketing, taxes, real estate and other key operating costs, and improve our results of operations. We have increased the prices of our beverages and food over the past few years, and we expect to further increase prices in the future. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, the effectiveness of our marketing programs, the continuing strength of our brand, and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to purchase coffee from coffee stores, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, increasing prices could negatively affect the loyalty of our existing guest base and cause them to reduce their spending with us or impact our ability to attract new guests, particularly as we expand our footprint into new geographies where guests might have greater price sensitivity. If our price increases are not accepted by guests and reduce sales volume, or are insufficient to offset increased costs, our business, financial condition, and results of operations could be adversely affected.
We may not successfully optimize, operate and manage our roasting facilities, which could have an adverse impact on our business and financial results.
All of our coffee beans are roasted at our roasting facilities, located in Vancouver, Washington and Tempe, Arizona. A natural disaster, fire, power interruption, work stoppage or other calamity at one or both of these facilities, or any future facility, would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our machinery or inventory were damaged, we cannot predict when, if at all, we could replace or repair such machinery, which could materially adversely affect our business, financial condition and operating results. Furthermore, as we continue to expand our operations at each of these roasting facilities and look to procure new roasting facilities, we may be unable to hire and retain skilled employees, which will severely hamper our expansion plans and roasting efforts.
We may experience plant shutdowns or periods of reduced production as a result of regulatory issues, equipment failure, or delays in deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and loss of inventory and/or data, or render us unable to produce coffee beans in a timely manner, or at all. While in the event of a shutdown we may be able to increase production at our other roasting facility to offset such shutdown, any such requisite increase in production at a particular facility would require us to hire and retain more skilled employees to operate the facility to expand production to meet our needs.
If we do not have sufficient production capacity or experience a problem with our roasting facilities, our stores may experience delays or stoppages in receiving certain of our beverage and food items and our ability to meet guest demand could be impacted, which could in turn adversely affect our brand, business, financial condition, and results of operations.
Additionally, as we continue to expand our menu, offerings, geography and store count, we may need to add to or enhance our roasting capabilities and operations at our roasting facilities may become increasingly complex and challenging. Failure to successfully address such challenges in a cost-effective manner could harm our business and results of operations. The expansion of our roasting capabilities, including through the acquisition or development of additional roasting facilities, requires significant capital investment and we cannot guarantee that we will be able to obtain the capital necessary to support such expansion on favorable terms, or at all. In addition, a substantial delay in bringing any potential new roasting facility up to full production on our projected schedule would put pressure on the rest of our business operations to meet demand and production schedules and may hinder our ability to produce and deliver all the beans needed to meet consumer demand and/or to achieve our expected financial performance. Even if a new roasting facility is brought up to full production according to our current schedule, the capital expenditures and other investment expenses for such new facility may be greater than the corresponding sales and it may not provide us with all the operational and financial benefits that we expect to receive. Furthermore, the opening of a potential new roasting facility requires the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business operations. We will also need to hire and retain more skilled employees to operate any new roasting facility.
We are subject to the risks associated with leasing property.
We operate all of our stores, roasting and warehouse facilities and corporate offices in leased facilities. Our leases generally have terms of 10 to 15 years with renewal options. Many of our current leases do not contain early termination options and we expect stores that we open in the future will be subject to similar long-term leases without early termination options. It is challenging to locate and secure leases on favorable terms for new stores as competition for locations in our target markets is intense, and development and leasing costs may continue to increase.
When our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close stores in desirable locations and result in negative publicity concerning any such termination or non-renewal. We may not be able to control increases in occupancy costs, particularly increases driven by macroeconomic factors or in geographies where the real estate market conditions favor landlords and developers. These potential increased occupancy costs and closed stores could have an adverse effect on our business, financial condition, and results of operations. Furthermore, the inability to renew an existing lease in key target markets could adversely affect our ability to execute on our overall growth strategy.
In addition, we may choose to close or relocate a store if it fails to meet our performance targets, which may cause us to incur significant lease termination expenses as well as additional expenses in connection with securing a new lease and construction and other costs in opening a new replacement store. Conversely, if we deem the lease termination and relocation expenses to be too high, we may decide to keep an underperforming store open, or sublease it, which may hurt our results of operations. We currently sublease certain properties and face future liability if subtenants default or incur contingent liabilities. If we continue to sublease properties, we may be unable to enter into such arrangements on acceptable terms and, even if we do, such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments that we receive from subtenants being less than our rent obligations under the leases. In addition, we have provided credit support in respect of certain of our leases in the form of cash security deposits. If there were to be a default under such leases, the applicable landlords could draw under the letters of credit and/or seize the security deposit, which could adversely affect our financial condition and liquidity.
Total expenses under our operating leases account for a significant portion of our operating expenses, and represented 8.3% and 8.1% of our total revenue for the years ended December 31, 2024 and 2023, respectively. These substantial operating lease obligations could have negative consequences to our financial condition and results of operations, including requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes, as well as limiting our flexibility in planning for, and reacting to, changes in our business or our industry.
Our stores are geographically concentrated in the Western United States and Texas, and we could be negatively affected by conditions specific to those regions.
As of September 30, 2025, all of our stores are located in the Western United States or Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States or Texas have harmed, and may continue to harm, our business. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage stores with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. Additionally, hurricanes and flooding have impacted areas in Texas in which we operate. If areas in which we operate experience wildfires, flooding or other natural disasters, such conditions may also damage stores and the communities in which we operate which could decrease demand for our products and reduce store visits by our guests. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations.
We face potential liability with our gift cards under the property laws of some states.
Our gift cards, which may be used to purchase beverages and food in our stores, may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws could require us to remit cash to such state in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our consolidated financial statements. If we are required to materially increase the estimated liability recorded in our consolidated financial statements with respect to unredeemed gift cards, our financial condition and results of operations could be adversely affected.
Risks Related to Our Brand
Our brand is core to our success, and damage to our brand or reputation and negative publicity could negatively impact our business, financial condition and results of operations.
Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Brand value is based in part on consumer perceptions on a variety of subjective qualities. We believe that we have built our reputation on the excellent guest experience we provide, our high-quality beverages, our commitment to our guests and communities as well as our strong employee culture, and we must protect and grow the value of our brand in order for us to continue to be successful, particularly outside of the Western United States and Texas where our brand may be less well-known. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business.
We may, from time to time, be faced with negative publicity, including on social media, regardless of its accuracy, relating to product quality; pricing; the safety, sanitation and welfare of our stores; guest complaints or litigation alleging illness or injury; health inspection scores; integrity of our or our suppliers’ food processing, employment practices and other policies, practices and procedures; employee relationships and welfare; the appearance of our stores on third-party delivery platforms that may contain inaccurate menu pricing and extended delivery times; public perception, or actions, whether or not to us; third parties with which we have a business relationship, including certain companies that we partner with to provide baked goods and select food offerings in certain of our Texas locations; our brand representatives and social media influencer network, and their reputation, public perception, or actions, whether or not related to us; or other matters. Negative publicity or actions taken by individuals that we partner with, such as brand representatives and influencers, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media accounts or their own, could harm our brand reputation, potentially trigger boycotts of our stores or result in civil or criminal liability and can have a negative impact on our financial results. Negative publicity may adversely affect us, regardless of whether the allegations are substantiated or whether we are determined to be responsible, and it may be difficult to address negative publicity, including as a result of fictitious media content (such as content produced by generative AI technologies or bad actors). In addition, the negative impact of adverse publicity relating to one store may extend far beyond the store involved, to affect some or all of our other stores. A similar risk exists with respect to beverage businesses unrelated to us if guests mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could harm our business.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may harm our business.
If we fail to offer high-quality guest experience, our business and reputation will suffer.
Numerous factors may impact a guest’s experience which may in turn impact the likelihood of such guest returning. Those factors include guest service, convenience, taste, price, quality, location and condition of our stores and brand image. In addition to providing high-quality products, we encourage our employees, including our baristas, to provide a positive guest experience, to connect with local communities and get to know their guests, and we believe the genuine connection we build with our guests is a critical component of our brand. As we grow, it may be difficult for us to identify, recruit, train and manage enough people with the right skills, talent and attitude to provide this guest experience and our brand may suffer as a result.
Our inability or failure to utilize, recognize, respond to, and effectively manage social media could have a material adverse effect on our business.
Social media and internet-based communication or review platforms give individual users immediate access to a broad audience. These platforms can also facilitate rapid dissemination of negative publicity, such as negative guest or team member experiences. Adverse publicity, regardless of its accuracy, concerning our stores and our brand may be shared on such platforms at any time and has the potential to quickly reach a wide audience. The resulting harm to our reputation from negative publicity on social media may be immediate and we may fail to correct or otherwise respond to the information or circumstance that is the subject of such publicity, whether or not we have the opportunity to do so. It is challenging to monitor and anticipate developments on social media in order to effectively and timely respond and our failure to do so, or to do so successfully, may have a material adverse effect on our business, financial condition, and results of operations.
However, social media platforms are a rapidly evolving and important marketing tool, which we utilize to help us engage with guests and potential guests. For example, we maintain Facebook, Instagram and TikTok accounts, among other accounts, and we have partnered, and expect to continue to partner, with social media influencers who promote our brand and may also produce content for us. As the landscape of social media platforms develops, we believe we must maintain our presence on existing platforms and establish a presence on emerging platforms. Many of our competitors are expanding their use of social media. We believe our success will depend on our ability to continuously innovate and develop our social media strategies to appeal to guests, maintain brand relevance, and effectively compete with our peers, and we may not do so effectively. In addition, a ban or legal or regulatory restrictions on the use of any social media platform, such as TikTok or Instagram, on which we, and social media influencers that we partner with, have acquired significant followers, may adversely affect our ability to engage with guests and promote our brand.
There are a variety of additional factors associated with our use of social media that may harm our business and result in negative publicity, including the possibility of improper disclosure of proprietary information, exposure of personal information of our team members or guests, the failure by us or our team members to comply with applicable law and regulations, any inappropriate use of social media platforms by our team members, fraud, hoaxes, or malicious dissemination of false information. While we contractually require the social media influencers or celebrities with whom we partner to adhere to certain quality control requirements in connection with their promotion of our brand or creation of content for us, we do not control the actions of such individuals and our association with influencers or celebrities who become embroiled in controversy or are subject to bad publicity, regardless of whether such controversy or publicity is related to our business, could damage our reputation, and our partnership with any such influencer or celebrity could be difficult and costly to unwind and otherwise address.
We are subject to evolving rules and regulations with respect to ESG matters.
We are subject to a variety of ESG-related rules and regulations promulgated by a number of governmental and self-regulatory organizations, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation and land use. ESG-related rules and regulations continue to evolve in scope and complexity and we are working to manage the risks and costs to us and our supply chain associated with these types of ESG matters, however, there is no assurance that such efforts will result in the intended effective management of such risks and costs. In addition, as the result of such focus on ESG matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such ESG matters. These matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, reputation, results of operations, and prospects may be adversely affected.
Risks Related to People and Culture
We believe our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose employee engagement, which could harm our business and reputation.
We believe our people-first culture is a critical component of our success, guest loyalty and ability to enter new markets and open new stores. We have invested substantial time and resources in developing our corporate culture. We have built out our leadership team with an expectation of protecting this culture and an emphasis on shared values. As we continue to develop and expand across the United States, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and result in reputational harm and a loss of guest loyalty.
Our inability to identify, recruit and retain qualified individuals for our stores could slow our growth and adversely impact our ability to operate.
Our success depends substantially on the contributions and abilities of our employees, particularly our baristas, on whom we rely to give guests a superior experience and elevate our brand. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified store leads, almost all of whom come from within our system, and baristas to meet the needs of our existing stores and to staff new stores. Some of our baristas advance to become store leads and multi-store leads and when they do, their prior positions need to be filled. We aim to hire genuine, motivated and welcoming individuals who strive for excellence and are committed to forming authentic and meaningful relationships with guests to uplift and make an impact in their community. It may be difficult or impossible for us to recruit and retain a sufficient number of qualified individuals to fill these positions in some communities. Competition in these communities for qualified staff is high and shortages may make it difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new stores and adversely impact the operations and profitability of existing stores. Such shortages may also require us to pay higher wages and provide greater benefits.

We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business, reputation, financial condition and results of operations. Any such inability could also delay the planned openings of new stores and could adversely impact our existing stores. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in store openings could harm our business.
Additionally, the growth of our business can make it increasingly difficult to locate and hire sufficient numbers of key employees, to maintain an effective system of internal controls for a dispersed chain and to train employees to deliver consistently high-quality products and guest experiences, which could materially harm our business and results of operations. In addition, growth and the addition of new stores may result in inefficiencies in our staffing, which can increase overtime costs or otherwise impact our results of operations.
Changes in the cost of labor could harm our business.
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our staff are typically paid wage rates at or based on the applicable federal, state or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state or local level, such as Assembly Bill 1228 in California, which created a minimum wage of $20 per hour for fast food workers, effective April 1, 2024, among other provisions. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage baristas or other employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor or commodity costs on to guests, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor or commodity costs, or if such increase is delayed, the higher prices could result in lower sales, which may also reduce margins.
Unionization activities may disrupt our operations and affect our results of operations.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, one or more labor disputes involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new stores in such markets could materially increase.
We depend on our Co-Founders, executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, and the hiring and retention of additional executives and other key personnel. We rely on our leadership team in the areas of finance, marketing, sales, guest experience and administration. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
Our Co-Founders and directors, Jeff Hernandez and Daniel Brand, and Mark Davis, our Chief Executive Officer, each continue to play an important role leading the Company, driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Hernandez’s, Mr. Brand’s or Mr. Davis’s leadership or services became unavailable to us for any reason, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.

Risks Related to Information Technology Systems, Cybersecurity, Data Privacy and Intellectual Property
If we or our third-party providers experience failures, outages, or sub-standard performance of our information technology systems, our operations could be disrupted and there may be damage to our business, reputation, results of operations, and financial condition.
We increasingly rely on the efficient, reliable and uninterrupted operation of the computer systems, hardware, software, technology infrastructure and online sites and networks we use (whether owned and managed by us or outsourced) (collectively, our “IT Systems”) for both internal and external operations that are critical to our business. We rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services: for marketing; to sell and deliver our products; to fulfill orders; to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) personal information, confidential or proprietary information, financial information and other sensitive information (collectively, “Confidential Information”); to manage a variety of business processes and activities; for financial reporting purposes; to operate our business; to process orders; to accept payments using credit cards and debit cards, including through our mobile application; and for legal and compliance purposes. These third-party IT Systems, products and services may cease to be available to us on acceptable terms or at all, which could materially interrupt our operations and harm our business, reputation, financial condition and results of operations.
Our IT Systems networks and systems may be subject to malfunction, failure, damage or disruption due to fire, flood, natural disasters and other extreme weather events, human error, accidents, power disruptions, telecommunications failures or other similar events. We do not currently have data backup, business continuity, or disaster recovery plans or procedures in place, and once developed, these plans and procedures (or those of our vendors) may not be sufficient to prevent or mitigate long-term system or network outages or data loss. Additionally, we may in the future replace or upgrade existing systems or implement new technology systems, including in connection with the planned expansion of our business. These replacements, upgrades and implementations of technology systems may require significant investment of time and resources, may fail to generate the desired effects, and may create new issues we currently do not face or may significantly exceed our cost estimates. Any disruption of our IT Systems could interrupt or otherwise impair our operations and negatively impact our ability to meet guest needs and to maintain critical operational or financial controls. These events could damage our reputation and cause us to incur unanticipated liabilities, including financial losses from remedial actions, business interruptions, loss of business and other unanticipated costs, which may not be covered by insurance.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks, which efforts may or may not be effective. Security incidents may result in legal and financial exposure and reputational harm.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, and the Confidential Information they process may be vulnerable to malicious attacks and other data security and privacy threats. These threats are prevalent, continue to rise, are becoming increasingly difficult to detect, and may come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), organized criminal threat actors, nation-states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of cyberattacks, which could materially disrupt our IT Systems and operations, supply chain, and ability to market, produce, sell, and distribute our products.
The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents (including deep fakes, which are becoming increasingly difficult to detect), ransomware, extortion, account takeover attacks, personnel misconduct or error, denial or degradation of service attacks, malicious code (such as viruses or worms), supply-chain attacks, software bugs, adware, attacks enhanced or facilitated by AI or machine learning technologies, or malware and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Confidential Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Further, security incidents experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our IT Systems.
We rely upon third parties to operate critical business systems to process Confidential Information in a variety of contexts, including, without limitation, third party payment processors, point of sale and order management systems, encryption and authentication technology, human resources systems including scheduling, payroll and compliance systems, Internet service providers, enterprise resource planning and financial systems, document management and storage, employee email, our mobile application, and other functions. Our ability to monitor these practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or those of the third parties with whom we work have not been compromised. Additionally, any integration of AI into our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
While we have implemented security measures designed to protect against security incidents, our security measures (and those of the third parties with whom we work) may not be adequate to prevent or detect service interruption, system failure data loss, fraud or theft, or other material adverse consequences. Moreover, although we take steps designed to detect, mitigate, and remediate vulnerabilities in our IT Systems, we may not detect and remediate such vulnerabilities on a timely basis or at all. Vulnerabilities could be exploited and result in a security incident. We expect similar issues to arise in the future as our mobile application is more widely adopted, and as we continue to expand the features and functionality of our mobile application.
Any of the previously identified or similar threats and issues could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to Confidential Information or our IT Systems (or those of the third parties with whom we work). We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. For example, we have been the target of phishing attempts in the past, including the compromise of one employee’s email credentials in March of 2025 which led to approximately twenty unauthorized emails being sent to internal team members, and we expect such attempts will continue in the future. While to date no incidents have involved the exposure of any Confidential Information other than email credentials or had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.
We may expend significant resources or modify our business activities to try to protect against security incidents and/or fraud. Certain data privacy and security obligations may require us to implement and maintain certain security measures to protect our IT Systems and Confidential Information. Remote and hybrid working arrangements at our Company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Our efforts to protect our IT Systems and securely Process Confidential Information do not and will not address all possible security threats and/or fraud. Additionally, Confidential Information of the Company or our guests could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees, personnel, or third parties with whom we work.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant persons of security incidents, including affected individuals, guests, regulators, and investors. Such notifications are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we or a third party with whom we work actually or are perceived to experience a security incident, we may experience adverse consequences, including but not limited to reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, disruption in our ability (or that of third parties with whom we work) to process payments, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing of Confidential

Information, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.
Additionally, the costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security incident or related regulatory actions or litigation, which could have an adverse effect on our business.
We may not have adequate insurance coverage for handling security incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident, or the successful assertion of one or more large claims against us, exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Moreover, our information security risks are likely to increase as we continue to expand, grow our guest base, and process increasingly large amounts of Confidential Information. In addition to experiencing a security incident, third parties may gather, collect, or infer Confidential Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Compliance with evolving federal and state laws and other requirements relating to data privacy is costly, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, reputation, results of operations, and financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective guests, as well as our employees and business contacts. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.
We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements. These requirements, and their application, interpretation and amendment are evolving, and new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.
For example, in the United States, the Federal Trade Commission and state regulators have stated that certain activities (such as failure to comply with certain promises made in privacy policies or failures to appropriately protect Personal Information) constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws, and have brought enforcement actions against companies for such alleged violations. In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses to provide certain disclosures regarding the business’s Processing of Personal Information, manage data subject access, deletion, correction, and opt-out requests, and enter into specific contractual provisions with service providers that process California resident Personal Information on the business’s behalf, among other things. Other states in the United States have adopted different data privacy laws and regulations, creating a patchwork of overlapping but different state laws, and we may fail to remain informed of and compliant with the varied requirements of such laws and of new data privacy laws. Similar laws have also been proposed at the federal level.
Our marketing practices subject us to certain laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the Internet. Federal or state regulatory authorities or individuals may claim that our practices violate such laws, which may result in bad publicity and reputational harm or civil claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements. We send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.
We may at times fail to comply with applicable data privacy and security obligations, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or other third parties with whom we work do not comply with applicable data privacy and security obligations. Any failure (or perceived failure) by us or a third party with whom we work to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, claims, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans on Processing Personal Information; and orders to destroy or not use Personal Information. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of the foregoing could result in an adverse consequences, including to increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; result in reputational harm; lead to a loss of customers; reduce the use of our products or services; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.
We may not be able to adequately protect our intellectual property and we may become engaged in intellectual property-related disputes or litigation, any of which could harm the value of our brand and adversely affect our business, reputation, financial condition, and results of operations.
We believe our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks, proprietary products, processes, and methods, and other intellectual property, including the unique character and atmosphere of our retail coffee stores. We rely on U.S. trademark and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions, to establish and protect our intellectual property. These laws are subject to change and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights. Such means may also afford only limited protection of our intellectual property and may not prevent our competitors or other third parties from developing similar processes, methods, products, menu items, atmospheres, or concepts, which could make it more difficult for us to compete in the marketplace.
If our efforts to establish, register, maintain, enforce, and protect our trademarks and other intellectual property, as applicable, are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and may prevent our brand from achieving or maintaining market acceptance. If our intellectual property rights are rendered or adjudged invalid or unenforceable, cancelled, or narrowed in scope or if we are required to cease using any of our intellectual property, the protections afforded our brand, products, processes and methods would be impaired. Such impairment could impede our ability to make, market or sell our products and services, negatively affect our competitive position, and harm our business.
We believe the success of our business depends on the strength of our brand and our continued ability to increase brand awareness and further develop our brand as we expand into new markets. We rely on trademark protection to protect our brand, and have registered and applied to register our material trademarks and service marks in the United States. There can be no assurance that any of our pending or future trademark or service mark applications will be approved in a timely manner or at all, or that any trademark or service mark registrations that we now or in the future own will effectively protect our brands. Third parties may also oppose our trademark and service mark applications, or otherwise challenge our use or the scope of our trademarks and service marks. This risk may increase as we enter new markets with localized competitors. In the event that our trademarks or service marks (or the use or scope thereof) are successfully challenged, we could experience brand dilution or be forced to rebrand our products and services, either of which would result in loss of brand recognition and require us to devote resources to advertising and marketing new brands.

Moreover, we do not hold any patents for our roasting methods. We roast all of the coffee beans we use in our store in-house, and we consider our roasting methods to be trade secrets. However, our efforts to protect the secrecy of these methods may not be adequate, and in the event of any unauthorized use or any disclosure that compromises the secrecy of such methods, adequate remedies may not be available. Competitors may be able to duplicate our process if such methods became known. If our competitors copy our roasting methods, the value of our coffee products may decline, and we may lose guests to competitors. Furthermore, even if we successfully maintain the confidentiality of our trade secrets and other proprietary information, competitors may independently develop products or methods that are substantially equivalent or superior to our own.
While we generally seek to protect and enforce our material intellectual property rights, monitoring for unauthorized use, infringement or other violations of our intellectual property rights can be expensive and time-consuming, and we are unlikely to be able to detect all instances of such violations. We may from time to time be required to institute enforcement actions or litigation to attempt to enforce and preserve the value of our intellectual property. Any such litigation could be lengthy and result in substantial costs and diversion of our resources and could negatively affect our revenue, business, reputation, profitability and prospects regardless of whether we can successfully enforce our rights. Third parties have in the past asserted and may in the future assert that we infringe, misappropriate or otherwise violate their intellectual property and demand that we cease using, or enter into licensing agreements, for such intellectual property, or may sue us for intellectual property infringement. Any such demands or claims of intellectual property infringement against us, even those without merit, could be expensive and time consuming to defend, could cause us to cease making, marketing or selling our products or services, could require us to re-design or rebrand our products, services or packaging, could divert management’s attention and resources or could require us to pay damages or to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any such licensing agreement may not be available to us on acceptable terms or at all. If a court finds that we infringe a third party's intellectual property, we may also be required to pay damages.
Our use of AI may adversely impact our business, reputation, financial condition, and results of operations.
We use AI-enabled products provided by Paytronix in connection with our business operations and in certain interactions with customers, and intend to increase our use of AI over time. Our use of AI technologies carries certain risks, including regarding the accuracy and quality of AI outputs, which may be inaccurate, biased, or otherwise inappropriate for our business’s or our customers’ needs, which could adversely impact our business and reputation. Our use of AI may create legal and financial exposure, including for claims and liabilities associated with AI outputs that may be alleged to infringe the intellectual property rights of third parties. Furthermore, where Personal Information or other sensitive information is processed by a third-party AI provider, this could put the confidentiality of such information at risk, including if such third-party AI provider breaches its contractual obligations to us, experiences a security incident, or intentionally or inadvertently misuses such information. In such an instance, it is possible that customer Personal Information or our confidential or other sensitive information could become available to third parties, including our competitors. Any of the foregoing risks may result in customer dissatisfaction and diversion of management’s attention and resources from our primary business, and may harm our business, reputation, financial condition, and results of operations.
Additionally, there are many evolving laws, regulations and standards regarding the development and use of AI, including laws that apply specifically to instances where AI interacts with consumers. New laws, regulations, or industry standards governing AI use could require us to modify our practices and plans regarding AI use, increase our operating costs, change our operations and processes, result in potential increases in civil claims against us, or restrict our ability to use certain types of AI in our operations in order to remain compliant with such regulations or standards.
If we or our vendors are unable to protect our guests’ credit and debit card data or other confidential information in connection with processing the same or our employees’ confidential information, we could be exposed to data loss, litigation, liability and reputational damage.
Our business requires the Processing of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various IT Systems. We consider the integrity and protection of that guest and employee data to be critical. Further, our guests and employees have a high expectation that we and our service providers will adequately protect their personal information.
Although we rely on third-party processors to process all payment card transactions and do not process or store any cardholder data ourselves, we are subject to rules governing electronic funds transfers, including the

Payment Card Industry Data Security Standard (“PCI DSS”). Such rules could change or be reinterpreted to make it difficult or impossible for us to comply. Our contracts with payment card processors and payment card networks (such as Visa, Mastercard, American Express and Discover) generally require us to adhere to payment card network rules which could make us liable to payment card issuers and others if information in connection with payment cards and payment card transactions that we process is compromised, which liabilities could be substantial. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information or fail or are unable to comply with the security standards established by banks and the payment card industry, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards as payment for transactions, which could materially impact our operations and financial performance. As well, the Fair and Accurate Credit Transactions Act (“FACTA”) requires systems that print payment card receipts to employ personal account number truncation so that the guest’s full account number is not viewable on the slip. Despite our efforts to comply with PCI DSS and FACTA, we may become subject to claims that we have violated such laws or standards or other payment card standards and security measures, based on past, present and future business practices, which could have an adverse impact on our business and reputation. If our payment card terminals or internal systems are breached or compromised, we may be liable for card re-issuance costs and other costs, subject to fines and higher transaction fees, and lose our ability to accept card payments from our members, or if our third-party service providers’ systems are breached or compromised, our business, financial condition, results of operations or cash flows could be adversely affected.
The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and employee expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ IT Systems and records. A breach in the security of our IT Systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and employees, any of which could harm our business.
We are subject to payment-related requirements and fraud, and any increase in or our failure to deal effectively with payment-related requirements or fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially and adversely affect our business, results of operations, and financial condition.
We accept payments using a variety of methods, including cash, select credit, prepaid and debit cards, and gift cards. As we offer new payment options to our guests, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely upon third-party service providers to provide payment transaction processing services. Our utilization of such payment processing services may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers do not perform adequately or experience a data security incident or fail to comply with applicable laws, rules and industry standards, if our relationships with these service providers were to change or terminate (or if they become willing or unable to provide services to us), it could disrupt our business and negatively affect our ability to receive payments and our guests’ ability to complete purchases. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brand, reputation, and business. In addition, if these providers increase the fees they charge us, our operating expenses could increase. We are also subject to rules governing electronic funds transfers and payment card association rules, which could change over time, and must comply with evolving payment card association and network operating rules. Any change in these rules and requirements could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our guests.

In addition, we process a significant volume of credit, prepaid and debit card transactions on a daily basis through our point of sale and order management systems and our mobile app. We have in the past, and may again in the future, be the victim of fraudulent transactions arising out of the actual or alleged theft of card information through such systems. Such instances have and can lead to the reversal of payments received by us for such payments, referred to as a “chargeback.” We have been and will likely continue to be liable for chargebacks and other costs and fees related to fraudulent transactions. Our ability to detect and combat such fraudulent transactions, which have become increasingly common and sophisticated, could be adversely impacted by the emergence and innovation of new technology platforms, including mobile and other devices. We expect that criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat the use of fraudulent or stolen cards, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition. We may also be subject to lawsuits, regulatory investigations, or other proceedings relating to these types of incidents.
Further, payments systems we use are susceptible to potentially illegal or improper uses, including money laundering, transactions in violation of economic and trade sanctions, corruption and bribery, terrorist financing, guest account takeovers, or the facilitation of other illegal activity. Use of our payments systems for illegal or improper uses could subject us to claims, lawsuits, and government and regulatory investigations, inquiries, or requests, which could result in liability and reputational harm for us. We have taken measures to detect and reduce fraud and illegal activities, such as working with third party vendors to combat fake loyalty accounts created to receive free drinks, but these measures need to be continually improved and may add friction to our payment processes. These measures may also not be effective against fraud and illegal activities, particularly new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, reputation, results of operations, and financial condition would be materially and adversely affected.
Risks Related to Regulation and Litigation
We are subject to many federal, state and local laws with which compliance is both costly and complex.
The food service and restaurant industry is subject to extensive federal, state and local laws and regulations, including those related to health care reform legislation, building and zoning requirements and the preparation and sale of food and beverages for consumption. Such laws and regulations are subject to change from time to time. Our failure to comply with these laws and regulations as they evolve could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing stores and delay or result in our decision to cancel the opening of new stores, which would adversely affect our business.
The development and operation of a store depends, in part, on the selection of suitable sites for drive-thrus, which are subject to unique permitting, zoning, land use, environmental, traffic and other regulations and requirements. Drive-thru concepts in general may not be seen as desirable in some jurisdictions, and the long lines that may result from the popularity of our brand and success of our stores may lead to negative perceptions from neighboring businesses and residences, which may lead to difficulties in obtaining or maintaining required permits. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.
We are subject to the Fair Labor Standards Act and various other federal, state and local laws that regulate the wages and hours of employees. These laws commonly apply a strict liability standard so that even inadvertent noncompliance can lead to claims, government enforcement actions and litigation. These laws vary from state to state and are subject to frequent amendments and judicial interpretations that can require rapid adjustments to operations. Insurance coverage for violations of these laws is costly and sometimes is not available. Changes to these laws can adversely affect our business by increasing labor and compliance costs. The failure to comply with these laws could adversely affect our business as a result of costly litigation or government enforcement actions.
We are also subject to a variety of other employee relations laws including, but not limited to, Family and Medical Leave Act of 1933 (“FMLA”) and state leave laws, employment discrimination laws, predictive scheduling laws, occupational health and safety laws and regulations and the National Labor Relations Act of

1935 (“NLRA”). Together, these many laws and regulations present a thicket of compliance obligations and liability risks. As we grow, our compliance efforts in these areas will continue to increase, which may result in additional costs and affect our results from operations. Changes to these laws and regulations may increase these costs beyond our expectations or predictions, which would adversely affect our business operations and financial results. Violations of these laws could lead to costly litigation or governmental investigation or proceedings.
We are subject to compliance obligations of the Food Safety Modernization Acts (“FSMA”). Under FSMA, we are required to develop and implement a Food Safety Plan for our roasting operations. While we are not currently required to implement a FSMA Food Safety Plan or a Hazard Analysis and Critical Points system (“HACCP”) in our stores, many states have required restaurants to develop and implement HACCP, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. See “—Food safety and quality concerns may negatively impact our brand, business and results of operations.”
We are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our stores to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our stores to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.
The mobility of our remote workers may also subject us to an increased risk of regulatory claims if our remote employees establish a nexus for our business in unanticipated jurisdictions. This could cause us to be subject to tax and employment claims in the applicable jurisdiction.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our stores if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Beverage and restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, guests, competitors, landlords or neighboring businesses, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, beverage and restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, including matters related to employment status, wages, breaks and retaliation, as well as discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. Any such lawsuits in which Black Rock Coffee Bar, Inc., Black Rock OpCo, or any subsidiary thereof is named as a party may result in substantial expenses, damages and/or negatively impact our brand/reputation, even if such lawsuits may ultimately be decided in our favor.
Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our stores, including actions seeking damages resulting from food-borne illness or accidents in our stores. We also could be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The beverage and restaurant industry has also been subject to a growing number of claims that their menus and actions have led to the obesity of certain of their guests.
Occasionally, we are involved in disputes with neighbors, government officials and landlords over the lines of cars attempting to visit our stores. These disputes have led and could lead to the loss or changing of locations, changes to hours and operations and costly litigation. If we are unable to reach agreement in future disputes or to alleviate pressure on certain stores by building additional stores or making operational changes, we may be required to close locations or alter operations at some locations. Lost sales caused by such closures or alterations, plus increased expenses from litigation, would harm our business.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could harm our business.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings could affect consumer preferences and negatively impact our business, financial condition and results of operations.
Government regulation and consumer consumption habits may impact our business as a result of new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in food sold at restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement nutrient content disclosure requirements or other resulting regulations, including potential regulations around the use of certain ingredients or additives, or to adapt our menu offerings to trends in drinking and consumption habits. The imposition of menu-labeling laws and such other regulations could have an adverse effect on our results of operations and financial position, as well as the food and restaurant industry in general.
We may be unable to identify all potential allergens present in our products at the time of purchase, whether they may have been introduced by us or by our third-party vendors. This could result in the inability of some guests to purchase our products, or could result in negative health consequences for individuals sensitive to such allergens who choose to purchase our products regardless. A potentially serious allergic reaction to our products may result in negative public perception and could harm our business and results of operations.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxation by U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;

•changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations, or interpretations thereof;
•the outcome of current and future tax audits, examinations, or administrative appeals;
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any changes in U.S. taxation may increase our effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us.
Risks Related to Our Organizational Structure
Our principal asset is our interest in Black Rock OpCo, and, as a result, we depend on distributions from Black Rock OpCo to pay our taxes and expenses (including payments under the Tax Receivable Agreement) and pay dividends, if any. Black Rock OpCo’s ability to make such distributions is subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, depends upon the financial results and cash flows of Black Rock OpCo and distributions we receive from Black Rock OpCo. There can be no assurance Black Rock OpCo will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Black Rock OpCo is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Black Rock OpCo’s ability to pay distributions to us and thereby adversely affect our cash flows.
Black Rock OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Black Rock OpCo is allocated to holders of LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Black Rock OpCo. Under the terms of the Black Rock OpCo LLC Agreement, Black Rock OpCo is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Units, including us. In addition to tax expenses, we incur expenses related to our operations, including payments under the Tax Receivable Agreement, which are and we expect will continue to be significant. We intend, as its managing member, to cause Black Rock OpCo to make cash distributions to the holders of LLC Units in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Black Rock OpCo’s ability to make such distributions is subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Black Rock OpCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Black Rock OpCo insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the

Tax Receivable Agreement. In addition, if Black Rock OpCo does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. See “Risk Factors—Risks Related to the Ownership of Our Class A Common Stock.”
Under the Black Rock OpCo LLC Agreement, we intend to cause Black Rock OpCo, from time to time, to make distributions in cash to the holders of LLC Units (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Black Rock OpCo. As a result of (i) potential differences in the amount of net taxable income allocable to us and to the other holders of LLC Units, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits covered by, and payments under, the Tax Receivable Agreement, these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our shareholders. No adjustments to the exchange ratio for LLC Units and corresponding shares of Class A common stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. As a result, the holders of LLC Units (other than us) may benefit from value, if any, attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Units, notwithstanding that such holders may have participated previously as holders of LLC Units in distributions that resulted in such excess cash balances to us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending or contributing it (or a portion thereof) to Black Rock OpCo, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Units.
Following a contribution of such excess cash to Black Rock OpCo we may make an adjustment to the outstanding number of LLC Units held by holders of LLC Units (other than us).
The Tax Receivable Agreement with Black Rock OpCo and the TRA Parties requires us to make cash payments to the TRA Parties in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
We are party to a Tax Receivable Agreement with Black Rock OpCo and the TRA Parties. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) Basis Adjustments and (ii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. We are required to make such payments to the TRA Parties even if all of the TRA Parties were to exchange or redeem their remaining LLC Units.
The payment obligations under the Tax Receivable Agreement are an obligation of Black Rock Coffee Bar, Inc. and not of Black Rock OpCo. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Black Rock OpCo by the exchanging TRA Parties. Furthermore, if we experience a change of control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Parties’ interests may conflict with those of the holders of our Class A common stock.
The actual Basis Adjustments and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including: the timing of redemptions by the TRA Parties; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such TRA Parties; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit holders of our Class A common stock to the same extent that they benefit the Continuing Equity Owners.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent that they benefit the Continuing Equity Owners. The Tax Receivable Agreement provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Basis Adjustments and (ii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the first taxable year ending after the consummation of the Transactions. There is no maximum term for the Tax Receivable Agreement. However, the Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be determined based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the TRA Parties could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”), or another tax authority, may challenge all or part of the Basis Adjustments or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of TRA Parties under the Tax Receivable Agreement, then, under certain circumstances, we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the TRA Parties. The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and your interests, and the TRA Parties may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against future cash payments, if any, that we might otherwise be required to make to such TRA Party, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Party that are the subject of the Tax Receivable Agreement.
The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.
The Tax Receivable Agreement provides that upon certain mergers, asset sales or other forms of business combination or certain other changes of control, Black Rock Coffee Bar, Inc.’s (or its successor’s) obligations with respect to the Tax Receivable Agreement would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreement. Black Rock Coffee Bar, Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate a change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Black Rock OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
We and Black Rock OpCo intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Black Rock OpCo, we will control and operate Black Rock OpCo. On that basis, we believe that our interest in Black Rock OpCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Black Rock OpCo, or if Black Rock OpCo itself becomes an investment company, our interest in Black Rock OpCo could be deemed an “investment security” for purposes of the 1940 Act.
If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Our Indebtedness
Our outstanding indebtedness could materially adversely affect our financial condition and our ability to operate our business, pursue our growth strategy, and react to changes in the economy or industry.
As of September 30, 2025, we had $20.0 million in aggregate principal balance outstanding under our New Credit Facilities. Although we used a portion of the proceeds from the IPO to pay down part of the outstanding loans under the Prior Credit Facility, we continue to have a significant amount of indebtedness. In addition, subject to certain restrictions under our New Credit Facilities, we may incur additional debt.

Our substantial debt obligations could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•we may need to issue additional Class A common stock to fund the repayment of our debt, which would result in additional dilution to investors and may cause our stock price to decline;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other general corporate purposes;
•we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Any borrowing under our New Credit Facilities is at a variable rate of interest and exposes us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on amounts outstanding as of September 30, 2025, each 100-basis point change in interest rates would result in a $200.0 thousand change in annual interest expense on our indebtedness under the New Credit Facilities.
If interest rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, execute our growth strategy, and to finance our future operations or capital needs or to engage in other business activities.
The New Credit Facilities contain, a number of restrictive covenants that impose significant operating and financial restrictions on Black Rock OpCo and its subsidiaries and may limit our and our subsidiaries’ abilities to engage in acts that may be in our long-term best interest. Specifically, the New Credit Facilities contain covenants that restrict our ability, among other things, to:
•incur additional debt;
•grant liens on assets;
•sell or dispose of assets;
•merge with or acquire other companies, or make other investments;
•make certain investments;
•liquidate or dissolve ourselves; and
•pay dividends or make other distributions.
In addition, the New Credit Facilities contain, financial covenants that require us not to exceed a maximum net leverage ratio or maximum net rent adjusted leverage ratio, as applicable, and to maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and “—New Credit Facilities.”
A breach of any of the covenants in the New Credit Facilities could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations and financial condition. In the event of such event of default under the New Credit Facilities, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing the New Credit Facilities or any applicable law. Our obligations under the New Credit Facilities are guaranteed by certain of Black Rock OpCo’s subsidiaries and secured by first-priority liens on substantially all of its assets.
If we were unable to repay or otherwise refinance these loans when due, the applicable lenders could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our loans, we and our subsidiaries may not have sufficient assets to repay such indebtedness. Any acceleration of amounts due under the New Credit Facilities or the exercise by the applicable lenders of their rights and remedies would likely have a material adverse effect on our business.
As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities, and so affect our ability to grow in accordance with our strategy.
Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in such event, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled principal and interest payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors, some of which are beyond our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The New Credit Facilities restrict our ability to dispose of assets and use the proceeds from those dispositions and also limits our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Additionally, if we cannot make scheduled payments on our debt, we will be in default, and the lenders under the New Credit Facilities could accelerate the outstanding principal amount of indebtedness and terminate their commitments to loan money. Furthermore, if we are unable to repay, refinance, or restructure our New Credit Agreement, the lenders under the New Credit Agreement could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. Any of these events could result in you losing all or a portion of your investment in our Class A common stock.
Risks Related to the Ownership of Our Class A Common Stock
We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure, combined with the concentrated control of our shareholders who held our capital stock prior to the completion of the IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, several shareholder advisory firms and large institutional investors oppose the use of multiple class structures. Due to the multi-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. Our multi-class structure may also cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included.
Our Co-Founders and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to shareholders for a vote.
Our Co-Founders and certain of their affiliates beneficially own approximately 88.9% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of September 30, 2025. Each share of Class A common stock and Class B common stock entitles the holder to one vote per share and each share of Class C common stock entitles the holder to ten votes per share on all matters on which shareholders are entitled to vote generally. Thus our Co-Founders and certain of their affiliates, who own all of our outstanding Class C common stock as of the date of this Form 10-Q, exercise control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of formation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets, and continue to have significant control over our business, affairs and policies, including the appointment of our management. Upon the earlier of (i) September 15, 2035 and (ii) with respect to each Co-Founder, the date on which the aggregate number of shares of Class C common stock held by such Co-Founder or certain of their affiliates is less than thirty-three percent (33%) of the shares of Class C common stock held by such Co-Founder and certain of their affiliates as of the closing of the IPO, each such holder’s Class C common stock will automatically convert to fully paid non-assessable shares of Class B common stock. The date on which no shares of Class C common stock are outstanding is referred to as the “Sunset Date”. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class C common stock to have value.
The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, own approximately 65.1% of the LLC Units as of September 30, 2025. Because they hold their ownership interest in our business directly in Black Rock OpCo, rather than through Black Rock Coffee Bar, Inc., the Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may have conflicting interests with holders of shares of our Class A common stock. For example, if Black Rock OpCo makes distributions to Black Rock Coffee Bar, Inc., the non-managing members of Black Rock OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Black Rock OpCo and the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Black Rock Coffee Bar, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.

Neither our shares of Class B common stock nor Class C common stock have economic rights. All of our Class B common stock is held by certain Continuing Equity Owners, including our Sponsor, and all our Class C common stock is held by our Co-Founders and certain of their affiliates.
Furthermore, for so long as our Sponsor beneficially owns, on a collective basis, at least seven and one-half percent (7.5%) of our outstanding common stock, our amended and restated certificate of formation and amended and restated bylaws require, subject to certain limitations, that:
•the Cynosure Nominee is provided reasonable prior notice of material actions to be taken by the Board by written consent;
•any proposed transaction outside of the ordinary course of business that would be required to be disclosed by us pursuant to Item 404 of Regulation S-K of the Securities Act be approved by a majority of the members of our Audit Committee;
•the size of our Board may not be increased to be greater than nine (9) directors without the approval of the Cynosure Nominee; and
•approval of at least 66 2/3% of the Board is required for (i) the incurrence, assumption or guarantee of any indebtedness outside of the ordinary course of business resulting in a net debt leverage ratio exceeding 2.0; (ii) the termination of our Chief Executive Officer; or (iii) material changes to the compensation of any Director.
Our amended and restated certificate of formation also requires us, for so long as our Sponsor beneficially owns, on a collective basis, at least seven and one-half percent (7.5%) of our outstanding common stock, to include one director designated by our Sponsor in the slate of nominees for election as a Class II director, or such other class to which our Sponsor may consent. Subject to certain limitations, our Sponsor has the exclusive right to replace its designee and to fill any vacancy created by reason of death, removal, or resignation of its designee.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and rely on, exemptions and relief from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Co-Founders and certain of their affiliates beneficially own approximately 88.9% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of September 30, 2025. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
•a board that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
•a compensation committee that is composed entirely of independent directors; and
•director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.
The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We intend to utilize these exemptions until we are no longer eligible for them. Accordingly, we are not subject to certain corporate governance requirements, including that a majority of our Board consists of “independent directors,” as defined under Nasdaq corporate governance standards, and that we follow the director nominations procedures described above and our shareholders do not have the same protections afforded to shareholders of companies that are subject to all the corporate governance requirements of Nasdaq. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
An entity affiliated with our Co-Founders has entered into a margin loan and pledged LLC Units and underlying shares of our Class C common stock as collateral to secure such margin loan. If this entity were to default on its obligations under the margin loan, the lender may be entitled to foreclose on the LLC Units and shares pledged as collateral and sell the Class A common stock issuable upon the automatic exchange of such shares to the public, which could cause our stock price to decline and result in a significant change in beneficial ownership and voting power of our common stock.
An affiliate of Viking Cake that is controlled by our Co-Founders and one other entity controlled by our Co-Founders have pledged 13,642,712 LLC Units underlying 13,642,712 shares of Class C common stock to a lender affiliated with J.P. Morgan Securities LLC, one of the underwriters of the IPO, pursuant to a margin loan and related security agreements. We are not a party to these agreements.
While the margin loan is outstanding, our Co-Founders retain their ability to vote the shares of Class C common stock underlying the LLC Units pledged as collateral and any such pledged LLC Units and shares of Class C common stock does not reduce our Co-Founders’ ownership of such Class C common stock in connection with matters to be voted on by shareholders. Pursuant to Rule 13d-3(d)(3) under the Exchange Act, a lender under such margin loan would not beneficially own the pledged LLC Units or underlying shares of Class C common stock unless and until such lender has taken all formal steps required to declare a default and determines that the power to vote or to direct the vote or to dispose or to direct the disposition of such pledged LLC Units and underlying shares of Class C common stock will be exercised. However, upon such occurrence, such shares of Class C common stock would automatically convert to shares of Class B common stock in accordance with the terms of our amended and restated certificate of formation.
In the event of nonpayment at maturity or another event of default under these loan and security agreements (including but not limited to the borrower's inability to satisfy certain payments required under such loan and security agreements), the lender may exercise its right under the loan agreement to foreclose on the pledged LLC Units and underlying shares of Class C common stock. In such case, the lender may determine to exercise the power to vote or to direct the vote or to dispose or to direct the disposition of such pledged securities, and could sell the shares of Class A common stock issuable upon the automatic exchange of such shares of Class C common stock underlying the pledged LLC Units through privately negotiated transactions at any time. Such an event could cause our stock price to decline and result in a change in beneficial ownership of our existing shareholders.
Depending upon the beneficial ownership of our Co-Founders at the time of any such event, it is possible that the resulting change in beneficial ownership could result in, among other things, the loss of our ability to qualify as a controlled company.
One of our directors has a relationship with our Sponsor, which may cause conflicts of interest with respect to our business.
One of our directors is affiliated with our Sponsor. Our Sponsor-affiliated director has fiduciary duties to us and, in addition, has duties to our Sponsor. As a result, this director may face real or apparent conflicts of interest with respect to matters affecting both us and our Sponsor, whose interests may be adverse to ours in some circumstances.
Our amended and restated certificate of formation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or shareholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of formation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or shareholder who is not employed by us or our subsidiaries with respect to certain interests and expectancies in specified business opportunities, as set forth therein. Any director or shareholder who is not employed by us or our subsidiaries, therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or shareholder who is not employed by us or our subsidiaries.

As a result, certain of our shareholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our shareholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.
Provisions in our corporate charter documents and under Texas law may prevent or frustrate attempts by our shareholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our amended and restated certificate of formation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change in control was considered favorable by our shareholders.
Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
•our Board is classified so that not all of our directors are elected at one time;
•permitting the Board to establish the number of directors and fill any vacancies and newly created directorships and permitting our Sponsor to fill any vacancy of the Cynosure Nominee;
•providing that our directors may be removed only for cause for so long as our Board is classified and, when the Board is no longer classified, only upon the affirmative vote of holders of a majority of the voting power of our then-outstanding shares of capital stock;
•requiring super-majority voting to amend some provisions in our amended and restated certificate of formation and our bylaws;
•providing that any action required or permitted to be taken at an annual or special meeting of shareholders prior to the Sunset Date may be taken by written consent in lieu of a meeting of shareholders by the minimum number of votes that would be necessary to authorize or take such action and, after the Sunset Date, must be taken at a meeting of our shareholders;
•our shareholders may not call a special meeting of shareholders, except that, prior to the Sunset Date, holders of a majority of the voting power of all of the then-outstanding shares of our Class C common stock entitled be voted at such special meeting may call a special meeting of shareholders, provided that such holders represent at least 10% of all of the then-outstanding shares of our capital stock entitled to vote at such meeting; and
•require that shareholders give advance notice to nominate directors or submit proposals for consideration at shareholder meetings.
Further, as a Texas corporation, we are also subject to provisions of Texas law that may impair a takeover attempt that our shareholders may find beneficial. Any provision of our amended and restated certificate of formation, bylaws, or Texas law that has the effect of delaying or preventing a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of formation provides that the Business Court in the First Business Court Division of the State of Texas and, to the extent enforceable, the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or shareholders.
Our amended and restated certificate of formation provides that, unless we consent in writing to the selection of an alternative forum, the Business Court in the First Business Court Division of the State of Texas is the exclusive forum for the following types of actions or proceedings under Texas statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders;

•any claim or cause of action against us or any directors, officers or other employees arising out of or pursuant to any provision of the Texas Business Organizations Code (the “TBOC”), our amended and restated certificate of formation or our bylaws (as each may be amended from time to time); and
•any claim or cause of action against us or any of our current or former directors, officers or other employees governed by the internal-affairs doctrine.
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of formation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the applicable offering. If a court were to find either choice of forum provision contained in our amended and restated certificate of formation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Texas courts have determined that such choice of forum provisions are facially valid, a shareholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Additionally, our amended and restated certificate of formation provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
Additional stock issuances (including pursuant to the redemption of LLC Units from our Continuing Equity Owners) could result in significant dilution to our shareholders and cause the trading price of our Class A common stock to decline.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with financing our business operations or growth, to repay debt, or for acquisitions, investments or otherwise (including pursuant to the redemption of LLC Units from our Continuing Equity Owners). Additional issuances of our common stock or securities convertible into common stock will result in dilution to existing holders of our common stock. Any such issuances could result in substantial dilution to our existing shareholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption of LLC Units from our Continuing Equity Owners and the related cancellation of shares of our Class B common stock or Class C common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
Future sales, or the perception of future sales, by us or our existing shareholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We have a total of 17,478,452 shares of Class A common stock outstanding as of September 30, 2025. Of the outstanding shares, 16,911,764 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 as well as the expiration of any contractual lock-up agreement.

Our directors and executive officers, and substantially all of the holders of the LLC Units, entered into lock-up agreements with the underwriters prior to the commencement of the IPO pursuant to which each of these persons or entities, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them through March 10, 2026. J.P. Morgan Securities LLC, Jefferies LLC and Morgan Stanley & Co. LLC may, in their sole discretion and at any time, release all or any portion of the shares or securities subject to any such lock-up agreements.
In addition, we have reserved shares of Class A common stock for issuance under our 2025 Incentive Award Plan (the “2025 Plan”). Any Class A common stock that we issue under the 2025 Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who own Class A common stock.
Further, an affiliate of Viking Cake that is controlled by our Co-Founders and one other entity controlled by our Co-Founders have pledged 13,642,712 LLC Units underlying 13,642,712 shares of Class C common stock to a lender affiliated with J.P. Morgan Securities LLC, one of the underwriters of the IPO, pursuant to certain loan and security agreements. In the case of nonpayment at maturity or another event of default under certain of these loan and security agreements (including but not limited to the borrower's inability to satisfy certain payments required under such loan and security agreements), the lender may exercise its right under the loan agreement to foreclose on the pledged LLC Units and underlying shares of Class C common stock. In such case, the lender may sell the shares of Class A common stock issuable upon the exchange of such shares of Class C common stock underlying the LLC Units pursuant to the terms of the Exchange Agreement through privately negotiated transactions at any time, including during the applicable lock-up period.
As restrictions on resale end or if applicable shareholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
The trading market for our Class A common stock relies in part on the research and reports that equity research analysts publish about us, our business, and our Class A common stock. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. We do not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. In addition, our ability to pay dividends on our capital stock is currently limited by the covenants of the New Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Holders of our Class B common stock and Class C common stock do not have any economic rights or any right to receive dividends, or to receive a distribution upon a liquidation, dissolution or winding up of Black Rock Coffee Bar, Inc., with respect to their Class B common stock or Class C common stock. Accordingly, shareholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been subject to the reporting requirements under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
We are an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2030. For so long as we are an “emerging growth company,” we will, among other things:
•not be required to engage an auditor to report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•not be required to comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements;
•not be required to submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
•not be required to comply with certain disclosure requirements related to executive compensation, such as the requirement to present a comparison of our Chief Executive Officer’s compensation to our median employee compensation.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our combined financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.
We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy our material weaknesses, identify additional material weaknesses in the future, or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
Prior to the IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, our management and auditors determined that material weaknesses existed in the internal control over financial reporting due to (i) a lack of segregation of duties surrounding journal entries without sufficient compensating controls to ensure journal entries are appropriately reviewed and approved by an independent user other than the preparer with an appropriate level of supervision and (ii) ineffective controls over the identification and accurate initial recognition of leases. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. Management is working to remediate these material weaknesses by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We may not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. While we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan, these remediation measures will be time consuming, incur significant costs to both implement and maintain, and place significant demands on our financial and operational resources. If the steps we take do not remediate these material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and shareholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
General Risks
Our financial condition and results of operations are subject to, and may be adversely affected by, a number of economic or political factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations and key performance measures may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key performance measures may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of future performance. Our results of operations and key performance measures may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our Class A common stock could be adversely impacted. Factors that may cause fluctuations in our results of operations and key performance measures include, without limitation, those listed elsewhere in this Risk Factors section.
Unstable market and economic conditions that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, tariffs, continued economic inflation, failures of financial institutions, global conflicts and pandemics and epidemics), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing wars in Ukraine and the Middle East, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to guest demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
In addition, our business is dependent upon consumer discretionary spending, which may be affected by general economic conditions that are beyond our control. For example, increasing and sustained inflation, international, domestic and regional economic conditions, consumer income levels, financial market volatility, a slow or stagnant pace of economic growth, rising energy costs, rising interest rates, social unrest, and governmental, political, and budget concerns, uncertainty, or divisions, may have a negative effect on consumer confidence and discretionary spending. For example, in May 2025, the federal government resumed collections on student loan payments that were past due for the first time in over five years. This and similar governmental acts could have significant impact on consumer discretionary spending. A significant decrease in our guest traffic or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our results of operations.
There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in our industry. These and other macroeconomic factors could have an adverse effect on our revenue, results of operations, or store development and expansion plans, which could harm our results of operations and financial condition. These factors also could cause us to, among other things, reduce the number and frequency of new store openings or close stores.
Changes in statutory, regulatory, accounting, and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory and legal requirements. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a newly public company, we incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. These rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which would increase our costs and expenses.
Our management team and other personnel devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which will require us to incur additional expenses and harm our results of operations.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board or as members of senior management.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage our transition as a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, as we prepared to become a public company, we worked to improve the controls around our key accounting processes and our quarterly close process, and we hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in reporting requirements or accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until such time as we are not a non-accelerated filer and after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our guests in a manner that could increase the costs of our products and harm our business.
We may engage in merger and acquisition activities or strategic partnerships, which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to expand our menu offerings and grow our business in response to changing technologies, guest demand, and competitive pressures, we have in the past and may in the future make investments in or acquisitions of other companies, products, or technologies, or enter into strategic partnerships. The identification of suitable acquisition or partnership candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions or partnerships on favorable terms, if at all. These acquisitions or partnerships may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions or partnerships we complete could be viewed negatively by guests or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition or partnership, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies or personnel associated with such acquisitions or partnerships, into our company, the business and results of operations of the combined company would be adversely affected.
These transactions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by shareholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition or partnership transaction, including accounting charges. We may have to pay cash for any such acquisition or partnership which would limit other potential uses for our cash. If we incur debt to fund any such acquisition or partnership, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions or partnerships, existing shareholders’ ownership would be diluted.
We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of equity interests in Black Rock OpCo that are convertible into our capital stock as well as cash provided by operating activities and draws under the New Credit Facilities. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing shareholders, and existing shareholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Catastrophic events may disrupt our business.
Labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the wars in Ukraine and the Middle East, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or cause people to stay at home could harm our business. Additionally, natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the wildfires in states along the West Coast and wildfire smoke and extreme weather conditions in other areas in which we operate, such as hurricanes, high winds, and flooding in Texas and other states, water scarcity or drought in California and other states, extreme heat and cold, snow or ice storms, and other extreme weather events across the country, and disease outbreaks or pandemics, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. We rely on the stable provision of utilities such as power and water that are subject to disruption or increased costs due to such events, which may cause significant operational disruptions or our operating costs to increase significantly. In the event of a major earthquake, hurricane or catastrophic event such as drought, fire, power loss, telecommunications failure, cyberattack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, property loss, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Our drive-thru model relies heavily on the ability of guests to safely drive to and from our stores, which can be negatively affected by extreme weather. Such extreme weather events may affect traffic to our stores and may have a harmful effect on the local economy, decreasing the demand for our products. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 15, 2025, we completed our IPO, in which we issued and sold 16,911,764 shares of our Class A common stock (including the full exercise by the underwriters of their option to purchase up to 2,205,882 shares of our Class A common stock) at an initial public offering price of $20.00 per share. We raised gross proceeds of $338.2 million and net proceeds of $306.5 million, after deducting the underwriting discount of $23.7 million and offering expenses of $8.0 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-289685), as amended (the "Registration Statement"), declared effective by the SEC on September 11, 2025. J.P. Morgan Securities LLC, Jefferies LLC, Morgan Stanley & Co. LLC and Robert W.

Baird & Co. acted as the representatives of the underwriters for the offering. The offering commenced on September 11, 2025 and terminated after the sale of all securities registered pursuant to the Registration Statement. No offering expenses were paid or payable, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We used the net proceeds from the IPO to purchase (i) 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo; and (ii) 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million, in each case, at the initial public offering price of $20.00 per share less the underwriting discounts and commissions, excluding offering expenses of approximately $8.0 million payable by Black Rock OpCo.
Black Rock OpCo used or intends to use the net proceeds from the sale of its LLC Units to Black Rock Coffee Bar, Inc, together with proceeds from the Refinancing and the Co-Founder Contribution (i) to repay all $113.2 million of outstanding borrowings under the Prior Credit Facility, (ii) to pay offering expenses described above and (iii) for general corporate purposes.
There has been no material change in the expected use of the net proceeds from our IPO as described under the heading Use of Proceeds in our Prospectus, filed with the SEC on September 15, 2025 pursuant to Rule 424(b)(4) relating to our Registration Statement.
Unregistered Sales of Equity Securities
Other than as described in the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025 and in the Prospectus, the Company did not sell any equity securities during the quarter ended September 30, 2025 that were not registered under the Securities Act.
Repurchases of Securities
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) Not applicable
(b) Not applicable
(c) During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.1	September 16, 2025

3.2	Amended and Restated Bylaws of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.2	September 16, 2025

4.1	Specimen stock certificate evidencing the shares of Class A common stock.	S-1/A	333-289685	4.1	September 2, 2025

10.1	Seventh Amended and Restated Limited Liability Company Agreement of Black Rock Coffee Holdings, LLC, dated as of September 11, 2025.	8-K	001-42844	10.1	September 16, 2025

10.2	Tax Receivable Agreement, dated as of September 11, 2025, by and among Black Rock Coffee Bar, Inc., Black Rock Coffee Holdings, LLC and the TRA Parties.	8-K	001-42844	10.2	September 16, 2025

10.3	Registration Rights Agreement, dated September 11, 2025, by and among Black Rock Coffee Bar, Inc. and the Investors.	8-K	001-42844	10.3	September 16, 2025

10.4	Voting Agreement, dated September 11, 2025, by and among the Company and the Founder Investors.	8-K	001-42844	10.4	September 16, 2025

10.5	Voting Agreement, dated September 11, 2025, by and among the Company and the Cynosure Investors.	8-K	001-42844	10.5	September 16, 2025

10.6	Credit Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-42844	10.6	September 16, 2025

10.7	Pledge and Security Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Loan Parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-42844	10.7	September 16, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.8#	Black Rock Coffee Bar, Inc. 2025 Incentive Award Plan.	S-8	333-290251	99.1	September 16, 2025

10.9#	Form Option Agreement under 2025 Incentive Award Plan.	S-1/A	333-289685	10.13	September 2, 2025

10.10#	Form Option Agreement under 2025 Incentive Award Plan (CEO).	S-1/A	333-289685	10.14	September 2, 2025

10.11#	Form Restricted Stock Unit Award Agreement under 2025 Incentive Award Plan.	S-1/A	333-289685	10.15	September 2, 2025

10.12#	Form Restricted Stock Unit Award Agreement under 2025 Incentive Award Plan (CEO).	S-1/A	333-289685	10.16	September 2, 2025

10.13#	Non-Employee Director Compensation Program.	S-1/A	333-289685	10.17	September 2, 2025

10.14#	Executive Severance Plan.					Filed

10.15#	Form of Indemnification Agreement.	S-1/A	333-289685	10.19	September 2, 2025

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

32.1	Certification by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

32.2	Certification by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.					Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					Filed

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					Filed

#Indicates management contract or compensatory plan.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK ROCK COFFEE BAR, INC.
(Registrant)

November 12, 2025	By:	/s/ Mark D. Davis
Date		Mark D. Davis
Chief Executive Officer
(Principal Executive Officer)

November 12, 2025		/s/ Rodderick F. Booth
Date		Rodderick F. Booth
Chief Financial Officer
(Principal Financial Officer)