Form 10-K
period 2025-12-31
Black Rock Coffee Bar, Inc.
filed 2026-03-04
CIK 2068577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	BRCB	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
There was no public market for any class of our common stock as of the last business day of our most recently completed second fiscal quarter and, therefore, we cannot calculate the aggregate market value of our voting and non-voting common equity held by non-affiliates as of such date.
As of March 1, 2026, the number of outstanding shares of each class of the registrant's common stock was as follows:
Class A common stock 17,478,452
Class B common stock 10,916,155
Class C common stock 21,661,200
Documents Incorporated by Reference
Portions of the registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders of Black Rock Coffee Bar, Inc., to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated herein by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Form 10-K. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Important factors beyond our control could cause our actual results, financial condition, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
•the increased expenses associated with being a public company; and
•other factors set forth in Part I, Item 1A. “Risk Factors” in this Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described above, in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made herein to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

GLOSSARY
As used in this Form 10-K, unless the context otherwise requires, references to:
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
•“Black Rock OpCo LLC Agreement” means the Seventh Amended and Restated Limited Liability Company Agreement of Black Rock OpCo.
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
•“Continuing Equity Owners” means, collectively, the owners of LLC Units in Black Rock OpCo immediately prior to the consummation of the Transactions (excluding the Blocker Companies), which became holders of LLC Units and our Class B common stock or Class C common stock immediately following consummation of the Transactions, including our Co-Founders and certain of their affiliates, and any permitted transferee of such LLC Units and Class B or Class C common stock, that may exchange, at each of their respective options, in whole or in part from time to time, their LLC Units for, at our election (determined solely by our independent directors (within the meaning of Nasdaq rules) who are disinterested), cash or newly issued shares of our Class A common stock. In connection with an exchange of LLC Units, a corresponding number of shares of Class B common stock or Class C common stock, as applicable, shall be immediately and automatically transferred to Black Rock Coffee Bar, Inc. for no consideration and canceled.
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
•“Sponsor” means The Cynosure Group, LLC and its affiliates.
•“Tax Receivable Agreement" or "TRA" means the tax receivable agreement, dated September 11, 2025, entered into with Black Rock OpCo and the TRA Parties.
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
v

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

SUMMARY RISK FACTORS
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. Risk Factors. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
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

PART I
Item 1. Business
Our Company
Our Mission: To Fuel People Forward – One Connection, One Moment, One Cup at a Time
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 181 locations spanning seven states as of December 31, 2025, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 73% of our locations include lobbies as of December 31, 2025. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
Driven by a passion for Connection, Caffeine, and Community, Black Rock is a platform to do well by our baristas, guests, and the communities we serve. With a relentless focus on people and excellence, our culture has been key to our success.
Connection
We are a people first organization and we win with authentic connections. Our success is fueled by the personal connections between our store teams and our diverse range of guests that are cultivated while serving premium, caffeinated beverages with speed and consistency. These daily interactions, whether over a drink hand-off at a drive-thru window or a longer visit in one of our inviting lobbies, create “moments that matter” with our guests.
We invest in making meaningful internal connections with our team members through a combination of extensive on-the-job training and career advancement opportunities. Black Rock offers more than a job—it is a platform for long-term development. Providing our team members with the tools and opportunities to advance fuels a more engaged, high-performing workforce. This commitment to professional growth leads to stronger guest relationships, excellent retention, and lasting brand loyalty.
Caffeine
Our approach to coffee and handcrafted beverages reflects the same attention to detail and care that we show every guest. Our team members are passionate about delivering high-quality, premium coffee and caffeinated beverages. That commitment starts with our exclusive use of premium beans that we roast in small batches in one of our two roasting facilities, promoting consistency, flavor integrity, and freshness. Coffee beans are delivered to our stores weekly and consumed within 14 days of roasting to maintain optimal taste and quality. We offer a broad range of premium coffee beverages, from our deliciously refreshing Nitro Cold Brew to our unapologetically indulgent Caramel Blondie. We also offer competitively priced, premium classics, including the Americano and customizable Lattes, providing a high perceived value offering to our guests. The breadth and flexibility of our menu supports long-term guest engagement, allowing individuals to evolve their drink choices over time without compromising on quality. This consistency strengthens brand trust and enhances overall guest experience.
Our proprietary Iced and Frozen Fuel energy drinks further broaden our appeal, offering a customizable, flavor-forward option that resonates with a wide demographic. With a simplified menu and a wide variety of flavor combinations, Fuel provides an energizing and refreshing alternative that is suitable any time of day. Fuel showcases our ability to innovate while aligning with guest demand for bold, flexible options. Fuel has quickly grown into a popular product category, helping drive increased transaction volume and guest frequency.

Community
At Black Rock, we build genuine connections with our guests, support their daily lives, and foster a sense of community. These relationships—formed through shared moments and premium beverages—enable us to create a highly engaged guest base. Many of our guests refer to our stores as “my Black Rock,” reflecting a sense of ownership and belonging that is uncommon in our category.
Our modern, purposefully designed stores serve as welcoming hubs where people come together. This environment is powered by our baristas, whose friendly, attentive service ensures guests feel recognized, welcomed and respected. Whether hosting a business meeting, a study group, a casual catch-up, or a first date, our locations offer a space where people connect and return regularly.
Our commitment to the communities we serve is further reflected in our Give Back Days—localized events where we donate a portion of the day’s proceeds to individuals experiencing significant challenges such as illness, loss, or personal hardship. Our giveback days are an additional way for our store teams to deepen their connection within the community. It’s important for us to always support our guests in their time of need, to stay true to who we are as a brand.
As we expand into new and existing markets, our emphasis on building strong local ties remains central to our growth strategy. Our consistent, people-first approach helps ensure that each Black Rock location continues to function not just as a coffee bar, but as a trusted part of the communities we serve.
Our Menu
Our menu is designed to deliver a premium, customizable experience that resonates with a wide range of guest preferences while maintaining operational simplicity. We offer a curated selection of handcrafted beverages and food items that balance approachability with innovation, ensuring that every guest can find something they love.

Our beverage platform is anchored by our coffee-forward culture. We source high-quality arabica beans from Brazil, Ethiopia, Uganda, Mexico, and Honduras roasted in small batches at our two company-owned facilities and delivered weekly to stores to preserve flavor integrity and freshness. Guests can choose from classic espresso-based drinks such as Lattes, Americanos, and Cappuccinos, as well as signature creations like the Caramel Blondie, Mexican Mocha, and Blackout. Nitro Cold Brew and Cold Brew options cater to guests seeking smooth, refreshing alternatives.
Customization is central to our offering. Guests can personalize their drinks by adjusting espresso strength, sweetness level, milk type, and flavor combinations. With dozens of syrups and toppings, the possibilities are nearly endless, allowing guests to create beverages that reflect their unique preferences.
Fuel, our proprietary energy drink line, represents a major growth driver and differentiator. Available in Iced and Frozen formats, Fuel offers Original and Sugar-Free varieties, complemented by a wide array of flavor combinations and add-ons such as Dried Fruit and Make it Sour. Fuel appeals to a broad demographic, particularly younger guests, and creates incremental occasions for visits throughout the day. For the year ended December 31, 2025, Fuel and Frozen Fuel accounted for approximately 24% of total revenue.
Our food platform, branded as “All-Day Breakfast,” enhances guest convenience and drives check growth. We offer a variety of savory and sweet items, including breakfast burritos, sausage cheddar sandwiches, banana bread, and glazed donut holes. Regional menu variations and seasonal offerings provide additional opportunities for engagement.
Seasonal and limited-time offerings play a critical role in keeping our menu fresh and exciting. These campaigns are designed to align with guest moods and seasonal trends, featuring exclusive flavors and toppings that encourage repeat visits.
Loyalty Rewards
Our loyalty program is a cornerstone of our guest engagement strategy, designed to deepen connections and drive repeat visits. Since its launch in June 2024, the program has grown rapidly, reflecting strong adoption and enthusiasm among our guests. As of December 31, 2025, loyalty transactions accounted for approximately 63% of total sales. Loyalty members consistently demonstrate higher frequency and larger average check sizes compared to non-members, reinforcing the value of the program.
The program is fully integrated into our mobile app and POS system, enabling seamless enrollment, order-ahead functionality, and personalized offers. Members earn points, known as Bolts, for every dollar spent, which can be redeemed for free beverages, food items, and exclusive perks. We regularly introduce limited-time promotions and bonus point events to encourage engagement and reward loyalty. These initiatives have proven effective in driving incremental visits and increasing overall spend per guest.
Our loyalty platform also serves as a powerful data engine, providing insights into guest preferences and purchasing behavior. These insights inform menu innovation, targeted marketing campaigns, and operational strategies. By leveraging data analytics, we can deliver personalized recommendations and offers that resonate with individual guests, enhancing their experience and strengthening brand affinity.
The loyalty program is not only a driver of sales but also a key component of our digital ecosystem. It integrates with our marketing automation tools, enabling push notifications, email campaigns, and in-app messaging tailored to guest behavior. This omnichannel approach ensures that our most engaged guests receive timely and relevant communications, reinforcing their connection to the brand.

As we scale, loyalty will remain central to our growth strategy. By fostering deeper relationships with our guests and rewarding their commitment, we aim to build a community of advocates who fuel long-term success.
Growth Strategies
We believe we are well-positioned to take advantage of significant growth opportunities due to our clear and consistent focus on creating authentic connections between baristas and guests, delivered through premium caffeinated beverages in modern, welcoming environments. We plan to expand our business by executing on the following growth strategies:
•Expanding Our Store Footprint in New and Existing Markets – We are in the early stages of our long-term growth journey, with significant whitespace in both existing and new markets. We have a robust pipeline for development to support future anticipated growth. We expect to open 36 stores in 2026 and expect our future average annual store growth to be consistent with our approximately 20% historical average annual store growth from 2020 through 2025.
•Continuous Menu Innovation – Menu innovation is core to our brand. We regularly develop new offerings in partnership with our team and community in an effort to ensure our menu is relevant and exciting. Each seasonal marketing window provides innovative coffee-based and Fuel offerings that highlights our commitment to premium and thoughtfully crafted products.
•Building Loyalty Through Our Differentiated Tech-Enabled Approach – We continue to invest in technology that supports human connection. Our mobile application and loyalty program streamline service while enabling personalized marketing and data-driven insights.
◦Digital – At approximately 16% of store revenue for the three months ended December 31, 2025, our digital strategy is still in its early stages. Mobile orders reduce wait times, increase throughput, and showcase trending items in-store and in-app. In addition to our investments into in-store technology, we also utilize third-party delivery to serve our guests off-premise.
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
◦Local Community Engagement – As we expand, we tailor our outreach efforts to local markets. Our baristas actively engage in their communities, helping to build trust and familiarity. In 2025, we provided support to over 450 local businesses and high schools through donations, including gift cards and drinks, continuing our commitment to strengthening the communities we serve.
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
Operations
Store Model and Guest Experience
We operate a differentiated store model designed to balance speed, quality, and authentic connection. Every location features a drive-thru, and approximately 73% include modern lobbies that provide comfortable seating and brand-forward design. Our dual-format approach allows us to meet guests wherever they are—whether they need a quick stop or a place to linger. We target service times of approximately 90 seconds from order to handoff, supported by optimized layouts and line-busting technology such as tablet ordering.
Drive-Thru Efficiency
Our drive-thru experience is engineered for throughput without sacrificing hospitality. Many locations feature dual-lane configurations and speaker boxes, complemented by baristas equipped with tablets to take orders in line. This approach reduces congestion and enhances speed during peak periods. We paired our dual-lane drive-thru format with an optimized site plan and a high-efficiency dual-bar layout, which is capable of supporting annual volumes exceeding $3 million at a single store.
Lobby Design
Where present, our lobbies serve as community hubs, offering an inviting atmosphere for guests to connect, work, or relax. These spaces feature modern industrial design elements, comfortable seating, and curated music playlists that reflect our brand personality. Lobbies also provide additional opportunities for baristas to engage guests face-to-face, reinforcing our core values of Connection, Caffeine, and Community.
Supply Chain and Roasting
We maintain centralized roasting operations in Tempe, Arizona and Vancouver, Washington, ensuring consistent quality and freshness across our store footprint. Coffee beans are sourced from Brazil, Ethiopia, Uganda, Mexico, and Honduras roasted in small batches, and shipped weekly to stores. Both facilities utilize Probat G120 roasters, as well as smaller batch roasters for testing and specialty blends, and have excess capacity to support future growth. Our supply chain team partners with national and regional distributors to deliver dairy, syrups, packaging, and proprietary Fuel energy drink components efficiently and cost effectively. Our supply chain was engineered for market adaptability. We generally maintain around a six-month supply of green coffee beans, held in combination at our importer's warehouse and our roasting facilities. Should a supply interruption occur in any of our coffee growing regions that we source from, we have identified and can integrate alternative coffee beans with very similar flavor characteristics to create our blend.
Quality Assurance and Food Safety
We prioritize a safe and healthy environment across all our stores through rigorous employee training, close supervision, and adherence to strict quality standards. Each location undergoes regular internal inspections to ensure compliance, and we monitor and report on both internal and external standards at every store.
Our commitment to beverage and food safety is reinforced by a close collaboration among our supply chain and distributor/supplier partners. We carefully review our supply partners’ ingredient decisions and reserve the right to conduct independent audits. We also assess each supplier’s safety and quality records and confirm insurance coverage.
Our coffee roasting facilities are specifically designed with the goal to mitigate the risk of contamination and foodborne illness and comply with relevant food safety regulations. These facilities are subject to routine safety inspections.

Technology Integration
Technology plays a critical role in operational excellence. Our POS system (Revel) along with loyalty (Paytronix), inventory (R365), and labor scheduling (7shifts) platforms, enable real-time data visibility and predictive analytics. These tools help optimize staffing, reduce waste, and streamline menu management. Our mobile app supports order-ahead functionality and personalized marketing, while third-party delivery expands off-premises access.
People and Training
Our operations are powered by a people-first culture. We invest heavily in training and career development, offering clear pathways from barista to multi-store leadership roles. Beginning at the Assistant Store Lead level, team members are eligible for profit-sharing, aligning incentives with performance. We also provide ongoing education in business acumen, enabling store leaders to manage profit and loss responsibilities effectively.
Growth and Scalability
Operational scalability is central to our growth strategy. We employ a disciplined, data-driven approach to site selection, leveraging traffic patterns, demographic indicators, and mobility data. Our stores are 100% company-operated, and our development model includes Build-to-Suit, Reverse Build-to-Suit, and ground lease structures. In 2025, the average new store investment cost was approximately $860 thousand, or approximately $650 thousand net of tenant improvement allowances received from our landlords.
We do not own the land for any of our stores. When we enter into a Build-to-Suit arrangement, the developer has secured the land, prepped the site, constructs the building and retains ownership of the property; we purchase equipment directly and pay the developer rent. With Reverse Build-to-Suit, we act as developer and manage construction of the building, while the landlord retains legal ownership of the land and resulting building. In a ground lease, we manage the entire project from site prep to construction and equipment install, leasing the land only.
We continue to see strong performance across both drive-thru-only stores and locations with lobbies. While we generally prefer to include lobbies to enhance the guest experience, our primary focus remains on securing high-quality real estate in attractive locations with a high return on investment. Drive-thru only formats are typically pursued in high-traffic commuter corridors.
Sustainability and Community Engagement
We are committed to minimizing environmental impact through initiatives such as reducing packaging waste and exploring sustainable sourcing practices. As part of our community engagement, we support local schools, youth programs, nonprofits, first responders, and organizations focused on community wellbeing. Our community engagement programs, including Give Back Days, strengthen local ties and reinforce our brand purpose.
People
People First Culture
Our people are our foundation. As we have scaled, we have intentionally built a culture that stands apart from “corporate coffee”—where service often takes a backseat to transactions. Instead, we invest in hiring and developing skilled individuals who deliver memorable experiences. We operate with a merit-based approach that values performance, hard work, and advancement. By taking care of our team, we foster a culture that translates directly into consistent, high-quality guest interactions.
Workforce Overview
As of December 31, 2025, we employed approximately 2,800 team members across our stores, roasting facilities, and corporate office. None of our employees are represented by a labor union. We maintain competitive compensation and benefits programs designed to attract and retain top talent in a highly competitive labor market.

Talent Acquisition and Development
We recruit individuals who embody our brand ethos and demonstrate a passion for hospitality. Our hiring strategy leverages local community engagement, digital platforms, and referral programs to attract high-quality candidates. Once hired, team members participate in structured onboarding and training programs focused on operational excellence, guest engagement, and leadership development.
At the foundation of our People First Flywheel, we teach our store leaders “Business Acumen,” equipping them with the skills to understand, manage, and grow their store’s performance. As team members demonstrate business acumen across defined performance metrics, they can advance rapidly through our internal Career Path pipeline—from Barista to Shift Lead, Assistant Store Lead, Store Lead, and then to Multi-Store Lead.
Above the store level, high-performing leaders may progress into senior management roles such as Area Manager and then to Director of Operations, overseeing between 20 and 55 stores. From the Assistant Store Lead level onward, team members are eligible for Profit Sharing, creating alignment between their personal growth and company success. We believe the metrics for Profit Sharing eligibility, along with transparent store ranking and healthy, objective internal competition, yields a dynamic Performance Culture that is ultimately recognized, rewarded and celebrated by exclusive invitations into the Top Quartile Meeting for the top performing 25% individuals at each operational level.
This disciplined approach to team development has fueled our strong retention and allowed our best operators to lead new markets as we grow. By continuously investing in our people and preparing them for larger roles, we focus on ensuring our culture scales with our footprint.

Total Rewards
At Black Rock Coffee Bar, we believe that rewarding our team members is essential to sustaining a high-performance culture and delivering exceptional guest experiences. Our Total Rewards program is designed to provide competitive compensation, comprehensive benefits, and meaningful incentives that align with our values of Grit, Growth, Gratitude, and Grace.

We offer competitive base pay for all roles, benchmarked against industry standards and adjusted for local market conditions. Our compensation framework includes hourly and salaried wages aligned with role and experience, performance-based merit increases, and profit-sharing eligibility beginning at the Assistant Store Lead level, creating alignment between individual performance and company success. To recognize and reward operational excellence, we provide quarterly performance bonuses for Assistant Store Leads, Store Leads, Multi-Store Leads, Area Managers, and Directors of Operations, and recognition programs for top-performing baristas and store teams.

We prioritize team member well-being through a comprehensive benefits package, including medical, dental, and vision insurance for eligible team members and health savings accounts, mental health resources and Employee Assistance Program, and wellness initiatives such as fitness reimbursements and mindfulness programs. We support long-term financial planning through a 401(k) retirement savings plan with company match and provide financial education resources and planning tools.

Our PTO and leave programs provide flexibility and support for life events, including paid time off for vacation, sick leave, and personal days. We also offer unique perks that enhance the team member experience, such as free beverages during shifts, discounts on merchandise, branded apparel and gear, and access to company events. We regularly review and enhance our Total Rewards offerings based on team member feedback, market trends, and business performance to ensure competitiveness and relevance.

Community and Culture
Our people strategy extends beyond the workplace. We encourage team members to participate in community engagement initiatives, including Give Back Days and local partnerships. These programs strengthen our connection to the communities we serve and reinforce our mission to Fuel People Forward.
Competition
The beverage and food service industry is highly competitive and fragmented, and our stores compete on a variety of factors, including convenience, taste preferences, price, quality, service, location, brand reputation, digital engagement and the ambience and condition of each shop. We believe our primary competitors include national and regional coffee chains, local specialty coffee shops, regional drive-thru beverage chains, and drive-thru quick service restaurants with coffee and other beverage programs. Our competitors operate both company-operated, franchised and mixed business models. Many of our competitors have existed longer than we have and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in the highly competitive beverage and food service industry. Because of our proprietary Fuel energy beverages, we also compete with companies outside of the coffee shop industry, such as convenience food shops.
Intellectual Property
In an effort to establish and protect our brand and other intellectual property rights, we rely on a combination of trademark, and trade secret laws, as well as contractual arrangements.
Our primary trademark, BLACK ROCK COFFEE BAR, and our related logos have been registered in the United States. We believe these marks are of significant value and are very important to the success of our business. We also own other U.S. registered trademarks, including FUEL YOUR STORY. We may consider pursuing trademark registrations for additional marks if and to the extent we believe such registrations would be beneficial to our business and cost-effective. As of December 31, 2025, we have also registered various domain names that we use in the conduct of our business, including br.coffee.

We enter into, and rely on, confidentiality and proprietary rights agreements with certain of our employees, contractors and business partners to protect our trade secrets and other confidential information. For information regarding risks related to our intellectual property, please see “Risk Factors—Risks Related to Information Technology Systems, Cybersecurity, Data Privacy and Intellectual Property” in Part I, Item 1A.
Government Regulation and Environmental Matters
We are subject to extensive federal, state, local, and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building, and zoning regulations, employment regulations, and laws and regulations related to our licensed operations. Failure to obtain or retain licenses and registrations or exemptions would adversely affect the operation of our stores. Although we have not experienced and do not anticipate experiencing any significant problems obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions or approvals could delay or prevent the opening of, or adversely impact the viability of, a store in a particular area. The development and construction of additional stores will be subject to compliance with the applicable zoning, land use and environmental regulations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The cost of compliance with these laws and regulation are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. We are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters such as minimum wage, overtime, employment tax rates, workers compensation rates, citizenship requirements, and other working conditions. A significant number of store-level personnel are paid at rates related to the federal minimum wage. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of a disability and public accommodations in employment, which may require us to design or modify our shops to make reasonable accommodations for disabled persons. See "Risks Related to Regulation and Litigation" in Part I, Item 1A, Risk Factors for more information.
We are not aware of any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.
Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Information About our Non-Employee Directors
Our directors of Black Rock Coffee Bar, Inc. as of the filing of this Form 10-K, are as follows:
Jeff Hernandez is a Co-Founder of Black Rock Coffee Bar and serves as the Chairman of the Board. Mr. Hernandez previously served as the Company’s Chief Executive Officer from 2010 to 2020.
Andrew Braithwaite has served as a Managing Director, Principal or Vice President at The Cynosure Group, LLC since July 2017. Prior to his role at The Cynosure Group, LLC, Mr. Braithwaite worked as a senior associate or associate at The Carlyle Group from July 2012 to July 2017. Earlier in his career, Mr. Braithwaite served as an Investment Banker at Barclays Capital, Inc. in its Financial Institutions Group from June 2010 to June 2012. Mr. Braithwaite holds a Bachelor of Arts in Business and Economics from Merrimack College.
Daniel Brand is a Co-Founder of Black Rock Coffee Bar Mr. Brand previously served as the Company’s Chief Operating Officer from January 2017 to January 2025.
Kristina Cashman has served as Chief Executive Officer of Guy and Larry Restaurants since July 2024. Ms. Cashman also serves as President and Chief Executive Officer of Cashman Restaurant & Retail Consulting, a position she has held since 2019. Ms. Cashman’s prior experience includes serving as Chief Financial Officer of several restaurant companies including Hopdoddy Burger Bar, Inc., Eddie V’s Restaurants, Inc., and P.F. Chang’s China Bistro. Ms. Cashman currently serves as a director of Vera Bradley, Inc. (Nasdaq: VRA) and of Bassett Furniture Industries, Inc. (Nasdaq: BSET). She previously served as a director for privately held Munchkin, Inc., an infant and toddler lifestyle brand. Ms. Cashman holds a Bachelor of Business Administration degree from the University of Texas at Austin.

Richard Federico has served as the Company’s lead independent director of the Board since September 2025. Mr. Federico served as Non-Executive Chairman of P.F. Chang’s China Bistro, Inc.(“P.F. Chang’s”) from February 2016 until its acquisition by TriArtisan Capital Advisors and Paulson & Co. Inc. in March 2019. Mr. Federico previously served as Executive Chairman of P.F. Chang’s from March 2015 to February 2016 and as Chairman of the board of directors, Chief Executive Officer or Co-Chief Executive Officer from September 1997 to March 2015. Mr. Federico joined P.F. Chang’s as President in 1996, when he also began his service on its board of directors. Mr. Federico currently serves on the board of directors of Domino’s Pizza, Inc. (NASDAQ: DPZ), as well as the board of directors of Fish Six Restaurant Corp. (d/b/a The Melt) and Boqueria SOHO LLC, a privately held restaurant concept. Mr. Federico also previously served as Chairman of the board of directors of Jamba, Inc. and on the board of trustees of RPT Realty and Tastemaker Acquisition Corp. Mr. Federico is a Founding Director of Chances for Children. Mr. Federico holds a Bachelor of Arts in Sociology from the University of Tennessee.
Sarah Goldsmith-Grover is Principal of Sarah Grover, Inc., a strategic advisory firm focused on growth and transformation within the global hospitality industry. Ms. Goldsmith-Grover brings more than 35 years of executive experience leading brand, marketing, and operational strategy for high-growth consumer and global restaurant companies. Ms. Goldsmith-Grover spent the majority of her career at California Pizza Kitchen, where she held a series of senior leadership roles, including Executive Vice President and Chief Brand & Concept Officer. During her tenure, Ms. Goldsmith-Grover played a key role in scaling the business from a regional 10-unit concept to a $600 million global brand, successfully navigating multiple private equity and public company transactions. Recognized as a thought leader in brand strategy and customer engagement, Ms. Goldsmith-Grover was named to Advertising Age’s Marketing 50 and was recognized in 2020 as one of the Top 25 Executives in Fast Casual Dining. Ms. Goldsmith-Grover is on the board of directors of Shift4 Payments Inc. (NYSE: FOUR), ChowNow Inc. and the non-profit Support and Feed. Ms. Goldsmith-Grover holds a Bachelor of Arts in Communications from DePauw University.
Information About our Executive Officers
Our executive officers of Black Rock Coffee Bar, Inc. as of the filing of this Form 10-K, are as follows:
Mark Davis has served as our Chief Executive Officer and a member of our Board since 2023. Prior to joining Black Rock Coffee, Mr. Davis served as Chief Operating Officer of Coffee & Bagel Brands, a fast casual restaurant company, from July 2019 to April 2023, where he oversaw operations for Einstein Bros., Bruegger’s, Noah’s, and Manhattan Bagels. Before his tenure at Coffee & Bagel Brands, Mr. Davis served as Chief Executive Officer of Tokyo Joe’s from January 2015 to June 2019, where he was a member of the board of directors. Mr. Davis also previously served as Chief Operations Officer at Breckenridge-Wynkoop LLC, or Breckenridge Brewery. Prior to that, Mr. Davis served as Vice President of Operations at Panera Bread Co. Mr. Davis holds a Master of Business Administration from Regis University and a Bachelor of Arts degree from Colorado State University.
Rodd Booth has served as our Chief Financial Officer since October 2020. Prior to joining Black Rock Coffee, Mr. Booth worked as an Assurance Senior Manager and Audit Practice Leader at Aldrich CPA+ Advisors LLP from November 2014 to October 2020. Prior to that, Mr. Booth worked as an Audit Manager at Grant Thornton LLP, an international accounting firm from 2011 to 2014. Mr. Booth holds a Bachelor of Science, Accounting from Linfield University and is a Certified Public Accountant (Inactive).
Clay Geyer has served as our Chief Operating Officer since January 2025. Mr. Geyer previously served as our Vice President of Operations from January 2022 to December 2024. Prior to joining Black Rock Coffee as an employee, Mr. Geyer was a franchisee of Black Rock Coffee from 2016 to 2021.
Robert Kaufmann has served as our Chief Development Officer since January 2025. Mr. Kaufmann previously served as our Vice President of Development from January 2015 to January 2025. Mr. Kaufmann holds an Associate of Arts and Sciences from Umpqua Community College and a Bachelor of Applied Science from University of Phoenix.
Jessica Wegener-Beyer has served as our Chief Marketing Officer since April 2024. Prior to joining Black Rock Coffee, Ms. Wegener-Beyer served as Chief Marketing Officer at eegee’s, an Arizona-based sandwich restaurant chain from November 2020 to January 2023. Prior to that, Ms. Wegener-Beyer served as Senior Director of Marketing at True Food Kitchen. Ms. Wegener-Beyer holds a Master of Business Administration and a Bachelor of Arts from Arizona State University.

Samuel Seiberling has served as our Chief Legal Officer since January 2025. Mr. Seiberling previously practiced law at Davis Graham & Stubbs LLP, where his practice focused on acquisition transactions, public and private placements of securities, securities law disclosure and compliance and corporate governance, including his time as a partner with the firm from January 2021 through January 2025. Mr. Seiberling holds a Juris Doctor from the University of Denver, Sturm College of Law and a Bachelor of Arts degree in Biophysical Chemistry from Dartmouth College.
Will MacIntosh has served as our Chief People and Investor Relations Officer since April 2025. Prior to joining Black Rock Coffee, Mr. MacIntosh served as Vice President of Operations Services at Coffee & Bagel Brands, the parent company of several well-known breakfast brands, from July 2016 to April 2025. Mr. MacIntosh also previously served as Director of Learning and Technology at MOOYAH Burgers, Fries and Shakes from 2011 to 2015. Prior to that, Mr. MacIntosh served as Director of Field Training at Applebee’s from 2001 to 2011.
Derek Tonn has served as our Chief Information Officer since December 2025. Mr. Tonn previously served as our Senior Vice President, IT & Analytics, from January 2021 to December 2025. Prior to joining Black Rock Coffee, Mr. Tonn served as President and Chief Executive officer at Roaster Coffee LLC from June 2020 to January 2021. Mr. Tonn also previously served as a Senior Financial Specialist for Battelle Memorial Institute. Mr. Tonn holds a Master of Business Administration and a Bachelor of Arts in Business Administration and Management from Washington State University.
Corporate Information
Black Rock Coffee Bar, Inc. was organized as a Delaware corporation on May 2, 2025, and in June 2025 re-domiciled to be incorporated in Texas for the purpose of facilitating our IPO and other related transactions in order to carry on the business of Black Rock OpCo and its consolidated subsidiaries as a publicly traded entity. Black Rock Coffee Bar, Inc. is the sole managing member of Black Rock OpCo and, as the sole managing member, it operates and controls all of the business and affairs of Black Rock OpCo. As a result, Black Rock Coffee Bar, Inc. consolidates the financial results of Black Rock OpCo and reports a noncontrolling interest representing the economic interest in Black Rock OpCo held by the other members of Black Rock OpCo.
Available Information
Our website address is https://www.br.coffee. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our Investor Relations website at https://ir.br.coffee or by contacting our Investor Relations department at our office address listed above as soon as reasonably practical following our filing or furnishing of any of these reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also routinely use the Investor Relations page on our website as a channel of distribution for important Company information, including press releases, analyst presentations, and financial corporate governance information. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below as well as the other information in this Form 10-K, including the “Forward-Looking Statements” safe harbor and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, before making an investment decision. The risks described below could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, results of operations or cash flows. In such an event, the market price of our Class A common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business and Industry
We have a history of losses and, especially if we continue to grow at an accelerated rate, we may not achieve or maintain profitability in the future.
We have incurred net losses each year since our inception, including net losses of $16.5 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future, in particular, as we continue to open new stores, expand marketing channels and operations, hire additional team members and increase other general and administrative costs. Furthermore, as a newly public company, we have incurred and expect to continue to incur additional legal, accounting, and other expenses that we did not incur as a private company. As a result, our net losses may continue and we may not achieve profitability for the foreseeable future.
In addition, the capital expenditure requirements to open a new store have increased and may continue to increase. Further, we currently expect that all of our new store openings in 2026 and beyond will have drive-thru pick-up capabilities, which require significant additional capital expenditures as stores with drive-thru pick-up capabilities are typically larger, resulting in higher real estate costs as well as incremental infrastructure and construction costs.
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
As of December 31, 2025, we had 181 stores across seven states. One of the key means to executing on our growth strategy will be through opening new stores and operating those stores on a profitable basis. For example, we opened 32 new stores in 2025. Our ability to open new stores is dependent upon a number of factors, many of which are beyond our control, including our ability to:
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
We have experienced rapid growth and increased demand for our products and in connection therewith, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures. For example, we have grown from 71 stores as of December 31, 2020 to 181 stores as of December 31, 2025. Our expansion has placed, and our expected future growth will continue to place, significant demands on our management team and guest experience, as well as research and development, sales and marketing, administrative, financial, and other resources. To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We may not be able to respond on a timely basis to all the changing demands that our planned expansion will impose on management and on our existing infrastructure. For example, in order to operate and grow our business, we are required to manage multiple relationships with various strategic partners, vendors and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion and allow for us to accurately monitor and predict changes in our costs and guest demand. Failure to accurately forecast our results of operations and growth rate may also result in harm to our business. If we experience a decline in financial performance, we may decrease the number of or discontinue new store openings, or we may decide to close stores that we are unable to operate in a profitable manner.
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
For the years ended December 31, 2025 and 2024, our digital sales mix was approximately 15% and 11% of our total revenue, respectively. We are making investments in development, technology, digital engagement, and delivery in an effort to transform and enhance the guest experience. As part of these investments, we are focused on improving our service model and strengthening relationships with guests, in part through digital channels and loyalty initiatives, and by refining and enhancing our mobile application and mobile ordering and payment systems and processes. Experimentation with and implementation of innovations in products and technologies may result in inefficiencies, such as a slowdown in our store operations and traffic flow, distraction of management’s attention from our primary business, disruption of workflows, technical glitches, disruption of current systems and technology, and negative guest experiences. If these guest experience initiatives are not successfully executed or do not generate expected results, or if we do not fully realize the intended benefits of these significant investments, our financial results will suffer. It is also possible that the allocation of time and resources to these guest experience initiatives could negatively impact other areas of our business, or that we will fail to achieve optimal allocation of resources, which could materially harm our business and results of operations.
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
Substantially all of our delivery orders, including native delivery orders, are fulfilled through our third-party delivery partners. If a third-party delivery service we utilize (particularly for our native delivery orders) fails to deliver orders to our guests in a timely manner or provides unsatisfactory delivery service, our guests may attribute the bad experience to us, which may harm our reputation and may result in guests choosing to stop ordering from us. If a third-party delivery service we utilize ceases or curtails operations, experiences damage to its brand image, increases its fees, or gives priority or promotions on its platforms to our competitors, our business, reputation and our revenue may be negatively impacted. Furthermore, our partnerships with third-party delivery companies could cease to be available to us on acceptable terms or at all; for example, the third-party food delivery service industry has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which in turn could negatively affect our results of operations.

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
We are highly dependent on a limited number of suppliers. For example, for the year ended December 31, 2025, 89% of our purchases came from three suppliers Sysco Corporation, Too Sweet and Royal Coffee, and for the year ended December 31, 2024, 78% of our purchases came from two suppliers, Sysco Corporation and Too Sweet. Furthermore, we also rely on a single third party for the manufacturing of our Fuel energy drinks, which accounted for approximately 22% and 24% of total revenue for the years ended December 31, 2024 and 2025, respectively. Due to the concentration of suppliers and distributors that we utilize, the cancellation of our supply arrangements with these suppliers or the disruption, delay or inability of these suppliers to deliver these products to our stores due to problems in production or distribution, inclement weather, natural disasters, unanticipated demand or other conditions may materially and adversely affect our results of operations even if we are able to establish alternative distribution channels.
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
Uncertainty around potential tariffs, embargoes, or similar restrictions could cause uncertainty and disruption in our supply chain and/or erode consumer confidence and impact consumer spending, whether or not any such tariffs, embargoes, or similar restrictions are ultimately enacted, and could have a negative material impact on our business, results of operations, prospects and financial condition. As the implementation of tariffs is ongoing, more tariffs may be added in the future or such tariffs may increase. Any tariffs or other barriers to trade affecting Mexico, Africa and Central and South America, from where we source most of our coffee beans, could lead to, among other things, shortages and higher cost of procurement, and could negatively impact our business and results of operations. We currently do not hedge against our exposure to changing raw material prices. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather (including the potential effects of climate change), natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. The price of coffee increased significantly during the year ended December 31, 2024 and remained elevated through December 31, 2025, and may continue increasing throughout the remainder of 2026 and beyond. Because of the significance of coffee beans to our operations, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our business and results of operations. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our results of operations.
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
Total expenses under our operating leases account for a significant portion of our operating expenses, and represented 8.9% and 8.8% of our total revenue for the years ended December 31, 2025 and 2024, respectively. These substantial operating lease obligations could have negative consequences to our financial condition and results of operations, including requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes, as well as limiting our flexibility in planning for, and reacting to, changes in our business or our industry.
Our stores are geographically concentrated in the Western United States and Texas, and we could be negatively affected by conditions specific to those regions.
As of December 31, 2025, all of our stores are located in the Western United States or Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Western United States or Texas have harmed, and may continue to harm, our business. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain beverage stores with a more expansive national footprint. For example, in recent years, wildfires spread across most western states causing poor air quality which reduced consumers’ willingness to venture outside their homes and, we believe, reduced our AUVs, and any future wildfires may have a similar impact. Additionally, hurricanes and flooding have impacted areas in Texas in which we operate. If areas in which we operate experience wildfires, flooding or other natural disasters, such conditions may also damage stores and the communities in which we operate which could decrease demand for our products and reduce store visits by our guests. In addition to rebuilding costs, prolonged economic recovery within affected communities may have a negative impact on our results of operations.
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
We are subject to a variety of ESG-related rules and regulations promulgated by a number of governmental and self-regulatory organizations, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation and land use. ESG-related rules and regulations continue to evolve in scope and complexity, and we are working to manage the risks and costs to us and our supply chain associated with these types of ESG matters, however, there is no assurance that such efforts will result in the intended effective management of such risks and costs. In addition, as the result of such focus on ESG matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such ESG matters. We may also face increased pressure from those who believe that such responses are overly ambitious or inappropriate ESG matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. In the event that we communicate certain initiatives or goals regarding ESG matters in the future, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. In the event that we achieve such initiatives or goals, we may experience increased costs as a result of executing upon our initiatives and goals that may not be offset by any benefit to our business, financial condition, or reputation. If we fail to satisfy the expectations of certain investors and other stakeholders or our initiatives are not executed as planned, our business, financial condition, reputation, results of operations, and prospects may be adversely affected.
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
Our success depends substantially on the contributions and abilities of our employees, particularly our baristas, on whom we rely to give guests a superior experience and elevate our brand. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified store leads, almost all of whom come from within our system, and baristas to meet the needs of our existing stores and to staff new stores. Some of our baristas advance to become store leads and multi-store leads and when they do, their prior positions need to be filled. We aim to hire genuine, motivated and welcoming individuals who strive for excellence and are committed to forming authentic and meaningful relationships with guests to uplift and make an impact in their community. It may be difficult or impossible for us to recruit and retain a sufficient number of qualified individuals to fill these positions in some communities. Competition in these communities for qualified staff is high, and shortages may make it difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which could delay the planned openings of new stores and adversely impact the operations and profitability of existing stores. Such shortages may also require us to pay higher wages and provide greater benefits.
We place a heavy emphasis on the qualification, and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business, reputation, financial condition and results of operations. Any such inability could also delay the planned openings of new stores and could adversely impact our existing stores. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in store openings could harm our business.
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
Our business could be harmed by increases in labor costs, including those increases triggered by inflation, regulatory actions regarding wages, scheduling and benefits and increased health care and workers’ compensation insurance costs, which, in a retail business such as ours, are some of our most significant costs. In particular, our staff are typically paid wage rates at or based on the applicable federal, state or local minimum wage, and increases in the applicable minimum wage have in the past and will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state or local level, such as Assembly Bill 1228 in California, which created a minimum wage of $20 per hour for certain fast food workers, effective April 1, 2024, among other provisions. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage baristas or other employees, but also the wages paid to other hourly employees. We may not choose to increase prices in order to pass future increased labor or commodity costs on to guests, in which case our margins would be negatively affected. If we do not increase prices to cover increased labor or commodity costs, or if such increase is delayed, the higher prices could result in lower sales, which may also reduce margins.
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
We depend on Jeff Hernandez and Daniel Brand (two of our Co-Founders), executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
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
Jeff Hernandez and Daniel Brand (two of our Co-Founders and directors), and Mark Davis, our Chief Executive Officer, each continue to play an important role leading the Company, driving our culture, determining the strategy, and executing against that strategy across the company. If Mr. Hernandez’s, Mr. Brand’s or Mr. Davis’s leadership or services became unavailable to us for any reason, it may be difficult or impossible for us to find adequate replacements, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.
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
We send short message service, or SMS, text messages to customers on a limited basis. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the Telephone Consumer Protection Act ("TCPA"). Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.
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
We and Black Rock OpCo intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Black Rock OpCo, we control and operate Black Rock OpCo. On that basis, we believe that our interest in Black Rock OpCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Black Rock OpCo, or if Black Rock OpCo itself becomes an investment company, our interest in Black Rock OpCo could be deemed an “investment security” for purposes of the 1940 Act.

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
Although we used a portion of the proceeds from the IPO to pay down part of the outstanding loans under the Prior Credit Facility, we continue to have a significant amount of indebtedness, including, as of December 31, 2025, $19.9 million in aggregate principal balance outstanding under our New Credit Facilities and $8.0 million of long-term debt associated with failed sale-leaseback arrangements. In addition, subject to certain restrictions under our New Credit Facilities, we may incur additional debt.
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
Any borrowing under our New Credit Facilities is at a variable rate of interest and exposes us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on amounts outstanding as of December 31, 2025, each 100-basis point change in interest rates would result in a $199.0 thousand change in annual interest expense on our indebtedness under the New Credit Facilities.
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
The New Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on Black Rock OpCo and its subsidiaries and may limit our and our subsidiaries’ abilities to engage in acts that may be in our long-term best interest. Specifically, the New Credit Facilities contain covenants that restrict our ability, among other things, to:
•incur additional debt;
•grant liens on assets;
•sell or dispose of assets;
•merge with or acquire other companies, or make other investments;
•make certain investments;
•liquidate or dissolve ourselves; and
•pay dividends or make other distributions.
In addition, the New Credit Facilities contain financial covenants that require us not to exceed a maximum net leverage ratio or maximum net rent adjusted leverage ratio, as applicable, and to maintain a minimum fixed charge coverage ratio. Our ability to comply with these financial covenants can be affected by events beyond our control, and we may not be able to satisfy them. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and “—New Credit Facilities.”
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
Our Co-Founders and certain of their affiliates beneficially own approximately 88.4% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of December 31, 2025. Each share of Class A common stock and Class B common stock entitles the holder to one vote per share and each share of Class C common stock entitles the holder to ten votes per share on all matters on which shareholders are entitled to vote generally. Thus our Co-Founders and certain of their affiliates, who own all of our outstanding Class C common stock as of the date of this Form 10-K, exercise control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of formation or bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets, and continue to have significant control over our business, affairs and policies, including the appointment of our management. Upon the earlier of (i) September 15, 2035 and (ii) with respect to each Co-Founder, the date on which the aggregate number of shares of Class C common stock held by such Co-Founder or certain of their affiliates is less than thirty-three percent (33%) of the shares of Class C common stock held by such Co-Founder and certain of their affiliates as of the closing of the IPO, each such holder’s Class C common stock will automatically convert to fully paid non-assessable shares of Class B common stock. The date on which no shares of Class C common stock are outstanding is referred to as the “Sunset Date”. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class C common stock to have value.
The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, own approximately 65.1% of the LLC Units as of December 31, 2025. Because they hold their ownership interest in our business directly in Black Rock OpCo, rather than through Black Rock Coffee Bar, Inc., the Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may have conflicting interests with holders of shares of our Class A common stock. For example, if Black Rock OpCo makes distributions to Black Rock Coffee Bar, Inc., the non-managing members of Black Rock OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Black Rock OpCo and the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Black Rock Coffee Bar, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
•any proposed transaction outside of the ordinary course of business that would be required to be disclosed by us pursuant to Item 404 of Regulation S-K of the Securities Act of 1933, as amended (the "Securities Act") be approved by a majority of the members of our Audit Committee;
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
Our Co-Founders and certain of their affiliates beneficially own approximately 88.4% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of December 31, 2025. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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
While the margin loan is outstanding, our Co-Founders retain their ability to vote the shares of Class C common stock underlying the LLC Units pledged as collateral and any such pledged LLC Units and shares of Class C common stock does not reduce our Co-Founders’ ownership of such Class C common stock in connection with matters to be voted on by shareholders. Pursuant to Rule 13d-3(d)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a lender under such margin loan would not beneficially own the pledged LLC Units or underlying shares of Class C common stock unless and until such lender has taken all formal steps required to declare a default and determines that the power to vote or to direct the vote or to dispose or to direct the disposition of such pledged LLC Units and underlying shares of Class C common stock will be exercised. However, upon such occurrence, such shares of Class C common stock would automatically convert to shares of Class B common stock in accordance with the terms of our amended and restated certificate of formation.
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
We have a total of 17,478,452 shares of Class A common stock outstanding as of December 31, 2025. Of the outstanding shares, 16,911,764 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144 as well as the expiration of any contractual lock-up agreement.
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
If in the future we identify material weaknesses or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our Class A common stock price.
In the past we have identified and in the future we may identify material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2024, our management and auditors determined that material weaknesses existed in the internal control over financial reporting as described in Part II. Item 9A. As of December 31, 2025, these material weaknesses have been remediated. However, in the future if we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. Our failure to implement and maintain effective internal control over financial reporting in the future could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the Nasdaq Stock Market or to other litigation, regulatory investigations and civil or criminal sanctions.
General Risks
Our financial condition and results of operations are subject to, and may be adversely affected by, a number of economic or political factors, many of which are also largely outside our control and as such our results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations and key performance measures may vary significantly in the future as they have in the past, and period-to-period comparisons of our results of operations and key performance measures may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of future performance. Our results of operations and key performance measures may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our Class A common stock could be adversely impacted. Factors that may cause fluctuations in our results of operations and key performance measures include, without limitation, those listed elsewhere in this Part I, Item 1A. "Risk Factors".
Unstable market and economic conditions that are largely beyond our control may adversely affect consumer behavior and the results of our operations.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, tariffs, government shutdowns, continued economic inflation, failures of financial institutions, global conflicts and pandemics and epidemics), which has included severely diminished liquidity and credit availability, declines in consumer confidence, prolonged weak consumer demand, a decrease in consumer discretionary spending, declines in economic growth, high inflation, uncertainty about economic stability, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing wars in Ukraine and the Middle East, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including disruption to guest demand and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price, and could require us to delay or abandon growth plans. In addition, there is a risk that one or more of our current suppliers, manufacturers, or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Moreover, most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. If we do not effectively and efficiently manage our transition as a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in reporting requirements or accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We rely on information technology systems and networks to manage critical business processes, including payment processing, supply chain operations, and marketing activities. To protect these systems and associated data, we maintain a comprehensive cybersecurity risk management program designed to identify, assess, and manage material risks from cybersecurity threats. This program addresses risks to our computer networks, third-party hosted services, communications systems, hardware and software, and sensitive data, including intellectual property, confidential business information, and customer data.
Our cybersecurity risk management program is integrated into our overall enterprise risk management framework and includes policies such as our Incident Response Policy and Cybersecurity Incident Reporting Policy. We identify and assess cybersecurity threats through internal monitoring, automated tools, threat intelligence subscriptions, vulnerability scans, penetration testing, and periodic risk assessments. Based on these assessments, we implement and maintain technical, physical, and organizational measures designed to prevent, detect, respond to, and recover from cybersecurity incidents. These measures include encryption of sensitive data, network security controls, access management, asset tracking, and employee security training.
We utilize third-party service providers for critical functions such as cloud hosting, payment processing, and application support. Depending on the nature of the services provided and the sensitivity of the data involved, our vendor management process includes reviewing cybersecurity practices, imposing contractual obligations, conducting vulnerability assessments, requiring providers to complete security questionnaires, periodic reassessments during engagement, and ongoing monitoring through external security firms. We also collect compliance documentation and reports annually to ensure adherence to our standards.
As part of our broader risk management efforts, we maintain a Business Continuity Plan and Disaster Recovery Plan that outline strategies to maintain critical operations during disruptions and restore IT systems and data in the event of a major incident. These plans include defined recovery time objectives, recovery point objectives, and tested protocols for swift restoration. We also maintain cyber insurance coverage intended to mitigate certain costs associated with cybersecurity incidents.
While we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, cybersecurity threats continue to evolve, and we cannot guarantee that future incidents will not have a material impact. Potential impacts could include increased costs for remediation and security measures, operational disruptions, reputational harm, and limitations on insurance recovery.
Governance
Oversight of cybersecurity risk is provided by the Audit Committee of our Board of Directors, which reviews and discusses cybersecurity risks and mitigation strategies as part of its enterprise risk oversight responsibilities. The Audit Committee receives quarterly updates on cybersecurity matters and is informed promptly of any material developments between meetings.
Our Chief Information Officer, Derek Tonn, leads the implementation of our cybersecurity program. Mr. Tonn has extensive experience in information technology and cybersecurity, having previously served as our Senior Vice President of IT and Analytics, where he oversaw the creation of our data and cybersecurity program. He is responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into our overall risk management strategy, approving budgets, and overseeing incident response processes. We also engage external consultants to assist with annual enterprise risk assessments and to validate the design and effectiveness of our cybersecurity controls.
Our incident response processes are designed to escalate significant cybersecurity incidents to senior management and the Audit Committee in accordance with our Cybersecurity Incident Reporting Policy. These processes include classification, escalation, and communication protocols and are periodically tested and updated. Employees receive regular security training, including phishing simulations and awareness campaigns, to reinforce best practices.

Item 2. Properties
As of December 31, 2025, we had 181 stores in seven states. The chart below shows our leased store properties by state as of December 31, 2025.

70
60
50
40
30
20
10
0
62
5
13
8
34
47
12
AZ
CA
CO
ID
OR
TX
WA

In addition to our stores, we lease the following facilities:

Location	Primary Function(s)	Square Feet
Tempe, AZ	Roasting and warehouse facility	9,286
Scottsdale, AZ	Headquarters office space	5,251
Lake Oswego, OR	Office space	6,079
Vancouver, WA	Roasting and warehouse facility	14,676
Our principal executive offices are located at 9170 East Bahia Drive, Scottsdale, Arizona, 85260. We believe our current facilities are suitable for our near-term needs. In addition, we expect to continue to add additional capacity on an as-needed basis.
For additional information regarding leases, see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) and Note 8 (Leases) in the audited consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.
Item 3. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 17 (Commitments and Contingencies), to the audited consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common stock is traded on the Nasdaq under the symbol "BRCB". There is no established public trading market for our Class B common stock or Class C common stock.
Shareholders
As of March 1, 2026, our Class A common stock was held by three holders of record. The actual number of shareholders of Class A common stock is greater than this number of record holders and includes shareholders who are beneficial owners, but are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. As of March 1, 2026, we also had twenty-two holders of record of our Class B common stock and ten holders of record of our Class C common stock.
Dividend Policy
We have not paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
Other than as disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2025, none.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The graph below compares the cumulative total shareholder return on our Class A common stock (BRCB) with the cumulative total return on the S&P 500 Index (SPX) and the S&P 600 Restaurant Index, assuming an investment of $100 at the market close on September 12, 2025, the date our stock commenced trading on the Nasdaq. Data for the S&P 500 Index and the S&P 600 Restaurant Index assume reinvestments of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intend to forecast, future performance of our Class A common stock.

Comparison of Since IPO Cumulative Total Return for Black Rock Coffee Bar, Inc., S&P 500 Index, S&P 600 Restaurant Index
$110
$100
$90
$80
$70
9/12/25
9/30/25
10/31/25
11/30/25
12/31/25
Black Rock Coffee Bar, Inc.
S&P 500 Index
S&P 600 Restaurant Index

	September 12, 2025	September 30, 2025	October 31, 2025	November 30, 2025	December 31, 2025
Black Rock Coffee Bar, Inc.	$100.00	$86.67	$93.21	$82.64	$80.82
S&P 500 Index	$100.00	$101.58	$103.89	$104.02	$103.97
S&P 600 Restaurant Index	$100.00	$90.08	$84.31	$90.91	$86.48

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside our control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Forward-Looking Statements” above and “Risk Factors” elsewhere in this Form 10-K and our other filings with the SEC. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our final prospectus dated September 11, 2025 filed with the SEC on September 15, 2025 pursuant to Rule 424(b)(4) (File No. 333-289685) of the Securities Act (the “Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 181 locations spanning seven states as of December 31, 2025, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 73% of our locations include lobbies as of December 31, 2025. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
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
Initial Public Offering and Related Transactions
Black Rock Coffee Bar, Inc. was originally incorporated as a Delaware corporation on May 2, 2025 and in June 2025 re-domiciled to be incorporated in Texas for the purposes of facilitating an initial public offering. On September 15, 2025, we completed our IPO in which we issued and sold 16,911,764 shares of Class A common stock (including 2,205,882 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in net proceeds of approximately $306.5 million after deducting underwriting discounts, commissions and offering expenses. We used the net proceeds from the IPO to: (i) purchase 3,857,642 newly issued LLC Units for approximately $71.8 million directly from Black Rock OpCo; and (ii) purchase 13,054,122 LLC Units from certain Continuing Equity Owners for approximately $242.8 million, each at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.
For additional information related to our IPO and the Transactions, see "The Transactions" in the forepart of this Form 10-K, “—Liquidity and Capital Resources—IPO and Related Transactions” in this Part II, Item 7 as well as Note 1, Note 7 and Note 9 to the consolidated financial statements elsewhere in this Form 10-K.

Recent Highlights
During the year ended December 31, 2025, we demonstrated strong execution and meaningful acceleration across the business, supported by Total revenue growth, sustained Same Store Sales Growth, and an expansion of our Store-Level Profit Margin. Performance for the year reflected progress against our strategic priorities, including driving sales through menu innovation and supporting operational execution across our stores.
For the year ended December 31, 2025, we met our stated target of at least 20% new unit growth, opening 32 net new stores, which broadened our presence in existing growth markets. As a result, Total revenue grew 24.5% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Total revenue also saw significant contribution from 10.1% Same Store Sales Growth, supported by healthy traffic and strong guest engagement.
Income from operations margin decreased to 0.4% for the year ended December 31, 2025 from 3.7% for the year ended December 31, 2024. Further, Store-Level Profit Margin increased to 29.2% for the year ended December 31, 2025 from 27.9% for the year ended December 31, 2024. The increase in Store-Level Profit Margin was primarily driven by operational discipline, cost management and improving unit-level economics.
Future results will depend on our ability to continue expanding our store footprint and effectively manage external factors that may influence operating performance, including macroeconomic conditions affecting guest demand, commodity and wage inflation, and potential supply chain constraints.
Key Performance Measures and Non-GAAP Financial Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with GAAP, our management team also considers a variety of key performance measures and non-GAAP financial measures. The key performance measures and non-GAAP financial measures used by our management to evaluate our performance are: Total Stores (End of Period), Net New Store Openings, Same Store Sales Growth, Average Unit Volume, Store revenue, Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Total store operating weeks. Following changes to how management evaluates the business and our performance, we have added the new key performance measure of Total store operating weeks beginning with this Annual Report.
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

The following table sets forth our key performance measures for the periods presented:

	Year Ended December 31,
($ in thousands)	2025	2024	Change
Total Stores (End of Period)	181	149	32
Net New Store Openings	32	24	8
Same Store Sales Growth(1)	10.1%	6.3%	3.8%
Average Unit Volume	$1,286	$1,186	$100
Store revenue	$200,086	$160,682	$39,404
Income from operations(3)	$901	$6,033	$(5,132)
Income from operations margin(3)	0.4%	3.7%	(3.3)%
Store-Level Profit(2)	$58,492	$44,780	$13,712
Store-Level Profit Margin(2)	29.2%	27.9%	1.3%
Net loss(3)	$(16,539)	$(7,187)	$(9,352)
Net loss margin(3)	(8.3)%	(4.5)%	(3.8)%
Adjusted EBITDA(2)	$27,500	$20,194	$7,306
Adjusted EBITDA Margin(2)	13.7%	12.5%	1.2%
Total store operating weeks	8,319	7,187	1,132

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
As of December 31, 2025 and 2024, there were 137 stores and 115 stores, respectively, in our comparable store base.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net loss adjusted to exclude interest expense, net, income tax expense, and depreciation and amortization, further adjusted to exclude certain items that we do not consider indicative of our ongoing operating performance, including transaction costs associated with our IPO, capital restructuring costs, equity-based compensation, gain (loss) on the remeasurement of the liability related to the TRA, certain litigation costs, net, point-of-sale system transition costs and other non-core costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of Total revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA Margin to net loss margin.
Total store operating weeks
Total store operating weeks are calculated based on the number of operating days for the store base and dividing by 7. Our store base is defined as stores opened as of the period end date. Management uses this metric as an indicator of our overall financial health, growth and future expansion prospects.
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

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods presented below:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Store revenue	$200,086	$160,682	$39,404	24.5%
Other	235	235	—	—%
Total revenue	200,321	160,917	39,404	24.5%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	56,323	46,491	9,832	21.1%
Labor and related expenses	42,006	35,132	6,874	19.6%
Occupancy and related expenses	16,087	13,107	2,980	22.7%
Other store operating expenses	27,178	21,172	6,006	28.4%
Total store operating costs and expenses	141,594	115,902	25,692	22.2%
Selling, general and administrative expenses	41,324	25,261	16,063	63.6%
Depreciation and amortization	12,199	10,364	1,835	17.7%
Pre-opening costs	4,303	3,357	946	28.2%
Total operating expenses	199,420	154,884	44,536	28.8%
Income from operations	901	6,033	(5,132)	(85.1)%
Interest expense, net	(9,350)	(11,115)	1,765	(15.9)%
Other income (expense), net	(7,615)	(1,835)	(5,780)	315.0%
Loss before income taxes	(16,064)	(6,917)	(9,147)	132.2%
Income tax expense	475	270	205	75.9%
Net loss	$(16,539)	$(7,187)	$(9,352)	130.1%

Store revenue
Store revenue increased $39.4 million, or 24.5%, to $200.1 million for the year ended December 31, 2025, compared to $160.7 million for the year ended December 31, 2024. The increase in store revenue was primarily driven by 32 Net New Store Openings during the year ended December 31, 2025, which contributed $11.9 million, as well as 12 stores opened during the six month period ended December 31, 2024 that are not yet in the comparable store base, which contributed an incremental $9.4 million for the year ended December 31, 2025, in addition to the $2.8 million these 12 stores contributed for the year ended December 31, 2024. The remainder of the increase was primarily driven by Same Store Sales Growth of 10.1%, which contributed $15.0 million, which consists of 4.5%, or $6.7 million, from menu price increases and product mix, and 6.7%, or $10.0 million, from increased traffic, partially offset by a decrease of 1.2%, or $1.7 million, as a result of higher discounting for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Other
Other remained flat for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Beverage, food and packaging costs

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Beverage, food and packaging costs	$56,323	$46,491	$9,832	21.1%
As a percentage of Total revenue	28.1%	28.9%	n/a	(0.8)%

Beverage, food and packaging costs increased $9.8 million, or 21.1%, to $56.3 million for the year ended December 31, 2025, compared to $46.5 million for the year ended December 31, 2024. The increase in beverage, food and packaging costs was primarily driven by 32 Net New Store Openings during the year ended December 31, 2025, which contributed approximately $3.2 million of incremental expense, 12 stores opened during the six month period ended December 31, 2024 that are not yet in the comparable store base, which contributed approximately $2.8 million of incremental expense, as well as increased traffic at stores in the comparable store base.
As a percentage of total revenue, beverage, food and packaging costs decreased for the year ended December 31, 2025 primarily due to improvements in operating efficiencies, menu price increases, and volume pricing efficiencies driven by greater economies of scale as we continued to expand our store footprint.
Labor and related expenses

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Labor and related expenses	$42,006	$35,132	$6,874	19.6%
As a percentage of Total revenue	21.0%	21.8%	n/a	(0.8)%

Labor and related expenses increased $6.9 million, or 19.6%, to $42.0 million for the year ended December 31, 2025, compared to $35.1 million for the year ended December 31, 2024. The increase in labor and related expenses was primarily driven by 32 Net New Store Openings during the year ended December 31, 2025, which contributed approximately $2.9 million of incremental expense, 12 stores opened during the six month period ended December 31, 2024 that are not yet in the comparable store base, which contributed approximately $2.0 million of incremental expense, as well as an increase in prevailing wage rates in many of our markets and increased traffic at stores in the comparable store base.
As a percentage of total revenue, labor and related expenses decreased for the year ended December 31, 2025 primarily due to operational efficiency, ongoing efforts to improve employee retention and menu price increases to offset increases in prevailing wage rates.
Occupancy and related expenses

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Occupancy and related expenses	$16,087	$13,107	$2,980	22.7%
As a percentage of Total revenue	8.0%	8.1%	n/a	(0.1)%

Occupancy and related expenses increased $3.0 million, or 22.7%, to $16.1 million for the year ended December 31, 2025, compared to $13.1 million for the year ended December 31, 2024. The increase in occupancy and related expenses was primarily due to 32 Net New Store Openings during the year ended December 31, 2025, which contributed approximately $1.5 million in incremental expense.

Other store operating expenses

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Other store operating expenses	$27,178	$21,172	$6,006	28.4%
As a percentage of Total revenue	13.6%	13.2%	n/a	0.4%

Other store operating expenses increased $6.0 million, or 28.4%, to $27.2 million for the year ended December 31, 2025, compared to $21.2 million for the year ended December 31, 2024. The increase in other store operating expenses was primarily driven by higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $2.6 million of incremental expense, an increase in repairs and maintenance which contributed approximately $1.0 million of incremental expense, and increased operating costs associated with 32 Net New Store Openings subsequent to December 31, 2024.
Selling, general and administrative expenses

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Selling, general and administrative expenses	$41,324	$25,261	$16,063	63.6%
As a percentage of Total revenue	20.6%	15.7%	n/a	4.9%

Selling, general, and administrative expenses increased $16.1 million, or 63.6%, to $41.3 million for the year ended December 31, 2025, compared to $25.3 million for the year ended December 31, 2024. The increase in selling, general, and administrative expenses was primarily driven by $11.6 million of IPO-related expenses. The remainder of the increase was primarily driven by a $1.9 million increase in our corporate payroll expenses to support future growth and strategic initiatives, and a $2.1 million increase in equity-based compensation.
Depreciation and amortization

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$12,199	$10,364	$1,835	17.7%
As a percentage of Total revenue	6.1%	6.4%	n/a	(0.3)%

Depreciation and amortization increased $1.8 million, or 17.7%, to $12.2 million for the year ended December 31, 2025, compared to $10.4 million for the year ended December 31, 2024. The increase in depreciation and amortization was primarily driven by 32 Net New Store Openings during the year ended December 31, 2025.
Pre-opening costs

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Pre-opening costs	$4,303	$3,357	$946	28.2%
As a percentage of Total revenue	2.1%	2.1%	n/a	—%

Pre-opening costs increased $0.9 million, or 28.2%, to $4.3 million for the year ended December 31, 2025, compared to $3.4 million for the year ended December 31, 2024. The increase in pre-opening costs was primarily driven by a $0.6 million increase in single lease cost related to unopened stores.

Interest expense, net
Interest expense, net decreased $1.8 million, or 15.9%, to $9.4 million for the year ended December 31, 2025, compared to $11.1 million for the year ended December 31, 2024. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.
Other income (expense), net
Other income (expense), net increased to $7.6 million for the year ended December 31, 2025 from $1.8 million for the year ended December 31, 2024. The increase was primarily driven by $5.3 million in expense incurred in connection with the forgiveness of our related party note receivable and a $1.6 million debt extinguishment charge incurred during the year ended December 31, 2025.
Income tax expense
Income tax expense was an immaterial amount for each of the years ended December 31, 2025 and 2024.
Non-GAAP Financial Measures
In addition to our consolidated financial statements, which are prepared in accordance with GAAP, we present Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that these non-GAAP financial measures assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone provide.
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
The following tables provide reconciliations of net loss to Adjusted EBITDA and net loss margin to Adjusted EBITDA Margin as well as income from operations to Store-Level Profit and Store-Level Profit Margin for the periods presented:

	Year Ended December 31,
($ in thousands; unaudited)	2025	2024
Net loss	$(16,539)	$(7,187)
Non-GAAP Adjustments:
Interest expense, net	9,350	11,115
Income tax expense	475	270
Depreciation and amortization	12,199	10,364
Transaction costs(1)	11,641	3,725
Capital restructuring costs(2)	7,937	1,771
Equity-based compensation	2,081	—
TRA remeasurements	(334)	—
Legal settlement, net(3)	149	(831)
Point-of-sale system transition costs	—	579
Other costs(4)	541	388
Adjusted EBITDA	$27,500	$20,194
Net loss margin	(8.3)%	(4.5)%
Adjusted EBITDA Margin	13.7%	12.5%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the year ended December 31, 2025, includes the forgiveness of our related party note receivable (refer to Note 16 in the audited consolidated financial statements included elsewhere in this Form 10-K), a debt extinguishment charge related to the payoff of our Prior Credit Facility and fees incurred related to the Series A Redemption Agreement.
(3)For the year ended December 31, 2025, includes non-recurring legal costs, offset by insurance proceeds. For the year ended December 31, 2024, includes legal costs, offset by insurance proceeds, stemming from the Roasters settlement (refer to Note 5 in the audited consolidated financial statements included elsewhere in this Form 10-K), along with other non-recurring legal fees.
(4)Non-recurring professional service and legal costs.

	Year Ended December 31,
($ in thousands; unaudited)	2025	2024
Income from operations	$901	$6,033
Other	(235)	(235)
Selling, general and administrative expenses	41,324	25,261
Depreciation and amortization	12,199	10,364
Pre-opening costs	4,303	3,357
Store-Level Profit	$58,492	$44,780
Income from operations margin	0.4%	3.7%
Store-Level Profit Margin	29.2%	27.9%

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

In connection with our IPO, we undertook certain organizational transactions as described in the prelude to this Form 10-K under “The Transactions”. Following the Transactions, we are a holding company and our sole material asset is our equity interest in Black Rock OpCo, which, through its direct and indirect subsidiaries, conducts all of our operations. Because Black Rock Coffee Bar, Inc. is the sole managing member of Black Rock OpCo, we indirectly operate and control all of the business and affairs (and consolidate the financial results) of Black Rock OpCo and its subsidiaries. In addition, we completed a series of reorganization transactions, including: (i) the seventh amendment and restatement of the Black Rock OpCo LLC Agreement to, among other things, effect a recapitalization in which all existing ownership interests in Black Rock OpCo are converted into one class of LLC Units; (ii) the amendment and restatement of the Black Rock Coffee Bar, Inc. certificate of formation to, among other things, authorize three classes of common stock; (iii) Black Rock Coffee Bar, Inc.’s acquisition of common units held by the Blocker Companies; and (iv) Black Rock Coffee Bar, Inc.’s designation as managing member of Black Rock OpCo.

Concurrently with the closing of the IPO, Black Rock OpCo entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan. Subsequent to the IPO, we made principal payments in the amount of $30.1 million thereby reducing the outstanding principal balance of the New Term Loan as of December 31, 2025 to $19.9 million.

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
If we do not have sufficient funds to pay taxes, payments under the Tax Receivable Agreement or other liabilities or to fund our operations, we may have to borrow funds or otherwise raise capital, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders or equityholders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Black Rock OpCo does not have sufficient funds to make distributions, the ability of Black Rock Coffee Bar, Inc. to declare and pay cash dividends will also be restricted or impaired.
In addition, we may require additional capital resources to execute strategic initiatives to grow our business in the future. We believe, however, that cash provided by operating activities and existing cash on hand, together with remaining amounts available under our New Credit Facilities, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future, including our expected capital expenditures for expansion of our store base and production facilities, incremental public company costs, debt service requirements, Tax Receivable Agreement obligations, operating lease obligations, and working capital obligations. See Note 7 (Long-Term Debt), Note 8 (Leases) and Note 12 (Income Taxes and Tax Receivable Agreement) to our consolidated financial statements included elsewhere in this Form 10-K for more information. Our sources of liquidity could be affected by factors described in Part I, Item 1A. “Risk Factors” and, depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $28.4 million and $10.2 million as of December 31, 2025 and December 31, 2024, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,		Change
Summary of Cash Flows	2025	2024	$	%
($ in thousands)
Net cash provided by operating activities	$2,189	$13,305	$(11,116)	(83.5)%
Net cash used in investing activities	(35,315)	(22,921)	(12,394)	54.1%
Net cash provided by financing activities	51,305	2,643	48,662	1841.2%
Net increase (decrease) in cash and cash equivalents	$18,179	$(6,973)	$25,152	(360.7)%

Operating Activities:
The decrease in net cash provided by operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by $17.4 million of IPO-related expenses paid during the year ended December 31, 2025, partially offset by an increase in revenue due to 32 Net New Store Openings during the year ended December 31, 2025, incremental revenue generated from 12 stores opened prior to December 31, 2024 that are not yet in the comparable store base and Same Store Sales Growth of 10.1%, as well as improved operating performance as a result of improved labor efficiency and working capital management.
Investing Activities:
The increase in net cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by increased investments in capital expenditures as a result of Net New Store Openings and our growing development pipeline.
Financing Activities:
The increase in net cash provided by financing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by net proceeds received from our IPO, new borrowings under the New Credit Facilities and the Co-Founder Contributions, partially offset by purchasing LLC Units from the Continuing Equity Owners, repaying all outstanding borrowings under the Prior Credit Facility and the $30.1 million principal payments on the New Credit Facilities.
Material Cash Requirements
Material cash requirements from known contractual obligations arising in the normal course of business primarily consist of operating lease obligations and long-term debt. In addition, we expect that we will require significant cash to make payments under the Tax Receivable Agreement, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. The following table summarizes our current and long-term material cash requirements as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	2026	2027-2028	2029-2030	2031 and thereafter
Operating leases	$195,172	$16,902	$35,436	$33,200	$109,634
Long-term debt(1)	41,367	3,061	6,879	21,519	9,908
Total	$236,539	$19,963	$42,315	$54,719	$119,542

(1)Long-term debt includes the principal amount of borrowings outstanding under our New Credit Facilities and the interest payments on our New Credit Facilities, which are based on the weighted-average interest rate as of December 31, 2025. Long-term debt also includes total payments to be made under our failed sale-leaseback arrangements. As contractual interest rates and the amount of debt outstanding are variable in certain cases, actual cash payments may differ from the estimates provided.

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
New Credit Facilities
Concurrently with the consummation of the IPO, Black Rock OpCo and certain of its wholly-owned subsidiaries entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto, to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Prior Credit Facility. Subsequent to the IPO, we made principal payments in the amount of $30.1 million thereby reducing the outstanding principal balance of the New Term Loan as of December 31, 2025 to $19.9 million.
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
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted SOFR rate plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5% and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate will represent the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of December 31, 2025, the weighted-average interest rate on outstanding borrowings under the New Revolving Credit Facility was 6.61%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on our net rent adjusted leverage ratio. We expect the commitment fee to range from 0.25% to 0.35% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of December 31, 2025.

Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Off Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements, except for operating leases entered in the normal course of business where we have not taken physical possession of the leased property.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies related to leases, income taxes, Tax Receivable Agreement and equity-based compensation are as follows:
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
We calculate operating lease right-of-use assets and lease liabilities at the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We use an incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgment. If the IBR was changed, our operating lease right-of-use assets and lease liabilities could differ materially. See Note 8 (Leases) to our consolidated financial statements included elsewhere in this Form 10-K.
The Company has certain lease arrangement which resulted in sale and leaseback transactions that do not qualify for sale-leaseback accounting because of our deemed control of the underlying assets for accounting purposes, which results in the transaction being recorded under the financing method. These financial obligations are included in long-term debt on our consolidated balance sheets.
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
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more-likely-than-not that the deferred tax assets will not be realized, a valuation allowance is recorded. See Note 12 (Income Taxes and Tax Receivable Agreement) to our consolidated financial statements elsewhere in this Form 10-K for further details. Estimating future taxable income is inherently uncertain and requires judgment.
Tax Receivable Agreement
In connection with our IPO, we entered into a TRA with the TRA Parties. The TRA generally provides for us to pay the TRA Parties 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize or are deemed to realize in certain circumstances. We will retain the benefit of the remaining

15% of these net cash savings. As of December 31, 2025, we recognized $38.9 million of liabilities related to our obligations under the TRA.
Changes in the projected TRA liability may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be received by the Company. Estimating future taxable income is a key input in calculating the TRA liability, and is inherently uncertain and required judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. See Note 12 (Income Taxes and Tax Receivable Agreement) to our consolidated financial statements included elsewhere in this Form 10-K for further details.
Equity-Based Compensation
We have issued stock options and restricted stock units ("RSUs"). Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Equity-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
We use the Black-Scholes-Merton ("Black-Scholes") option-pricing model to estimate the fair value of stock options on the grant date. The use of the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term, risk-free interest rate, expected volatility, and expected dividend yield of the underlying common stock. The fair value of RSUs is equal to the fair value of our common stock on the date of grant.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rate Risk
We have historically been exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our New Credit Facilities carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2025, we had $19.9 million in aggregate outstanding principal balance under the New Credit Facilities and a hypothetical 1.0% increase of interest rates would result in an increase in our annual interest expense of approximately $199.0 thousand.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Black Rock Coffee Bar, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Rock Coffee Bar, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in temporary equity, members’ deficit and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Portland, Oregon
March 4, 2026

BLACK ROCK COFFEE BAR, INC.
Consolidated Balance Sheets
(in thousands, except share and unit data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$28,406	$10,227
Receivables, net	3,450	4,304
Inventories	2,898	2,055
Prepaid expenses and deposits	5,363	2,860
Total current assets	40,117	19,446
Property and equipment, net	101,207	69,989
Operating lease right-of-use assets, net	126,903	101,591
Note receivable from related party	—	5,184
Other assets	277	—
Goodwill	9,360	9,360
Deferred income tax asset	52,764	—
Intangible assets, net	5,808	7,342
Total assets	$336,436	$212,912

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities:
Accounts payable	12,126	6,621
Accrued expenses	7,986	3,400
Accrued payroll and benefits	6,549	6,984
Deferred compensation	—	5,778
Gift card and loyalty program liability	2,126	1,186
Current portion of long-term debt	835	925
Current portion of operating lease liabilities	8,960	8,410
Total current liabilities	38,582	33,304
Tax receivable agreement liability	38,893	—
Long-term debt, net of current portion	25,917	89,269
Operating lease liabilities, net of current portion	128,338	107,000
Total liabilities	231,730	229,573
Commitments and Contingencies (Note 17)
Temporary equity
Series A ($1.00 par value per unit – 20,000,000 units authorized as of December 31, 2024; 3,804,698 units issued and outstanding as of December 31, 2024)	—	3,429
Series A-1 (2,000,000 units authorized; 1,468,058 units issued and outstanding as of December 31, 2024)	—	206,973
Series A-2 (900,000 units authorized; 893,835 units issued and outstanding as of December 31, 2024; aggregate liquidation preference of $168,785,545 as of December 31, 2024)	—	30,773
Total temporary equity	—	241,175
Shareholders' equity/members' deficit
Members’ deficit (4,000,000 Class A Common Units authorized as of December 31, 2024; 2,646,087 units issued and outstanding as of December 31, 2024)	—	(257,836)
Preferred stock, par value $0.00001 per share; 20,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025	—	—
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 17,478,452 shares issued and outstanding as of December 31, 2025	—	—
Class B common stock, par value $0.00001 per share, 200,000,000 shares authorized, 10,916,155 shares issued and outstanding as of December 31, 2025	—	—
Class C common stock, par value $0.00001 per share, 50,000,000 shares authorized, 21,661,200 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	45,735	—

Accumulated deficit	(60)	—
Total shareholders' equity attributable to Black Rock Coffee Bar, Inc./members' deficit	45,675	(257,836)
Noncontrolling interest	59,031	—
Total shareholders' equity/members' deficit	104,706	(257,836)
Total liabilities, temporary equity and shareholders' equity/members' deficit	$336,436	$212,912

See accompanying notes to the consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Store revenue	$200,086	$160,682	$132,961
Other	235	235	201
Total revenue	200,321	160,917	133,162
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	56,323	46,491	41,923
Labor and related expenses	42,006	35,132	30,236
Occupancy and related expenses	16,087	13,107	10,832
Other store operating expenses	27,178	21,172	17,286
Total store operating costs and expenses	141,594	115,902	100,277
Selling, general and administrative expenses	41,324	25,261	20,313
Depreciation and amortization	12,199	10,364	8,523
Pre-opening costs	4,303	3,357	2,007
Total operating expenses	199,420	154,884	131,120
Income from operations	901	6,033	2,042
Interest expense, net	(9,350)	(11,115)	(10,949)
Other income (expense), net	(7,615)	(1,835)	566
Loss before income taxes	(16,064)	(6,917)	(8,341)
Income tax expense	475	270	357
Net loss	(16,539)	(7,187)	(8,698)
Less: Net loss attributable to Black Rock OpCo prior to the Transactions	(16,377)	—	—
Less: Net income (loss) attributable to noncontrolling interest	(102)	20	119
Net loss attributable to Black Rock Coffee Bar, Inc.	$(60)	$(7,207)	$(8,817)
Net loss per share of Class A common stock: (1)
Basic	($0.00)	N/A	N/A
Diluted	($0.00)	N/A	N/A
Weighted-average shares of Class A common stock outstanding
Basic	17,021,377	N/A	N/A
Diluted	17,021,377	N/A	N/A

(1) Basic and diluted net loss per share of Class A common stock is applicable only for the period September 12, 2025 through December 31, 2025, which is the period effective with and following the IPO and Transactions (as defined in Note 1 to the Consolidated Financial Statements).
See accompanying notes to the consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity
(in thousands)

	Black Rock OpCo				Black Rock Coffee Bar, Inc. Shareholders' Equity
	Temporary Equity				Class A Common stock		Class B Common stock		Class C Common stock
	Series A	Series A-1	Series A-2	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2024	$3,429	$206,973	$30,773	$(257,836)	—	$—	—	$—	—	$—	$—	$—	$—	$(257,836)
Net loss prior to Transactions	—	—	—	(16,377)	—	—	—	—	—	—	—	—	—	(16,377)
Deemed distribution for Series A-1 and Series A-2 Preferred Units	—	23,645	138,012	(161,657)	—	—	—	—	—	—	—	—	—	(161,657)
Unitholder distributions	—	(150)	—	(450)	—	—	—	—	—	—	—	—	—	(450)
Unitholder redemptions	(3,429)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation recognized in connection with the Transactions	—	—	—	631	—	—	—	—	—	—	—	—	—	631
Effect of the reorganization transactions	—	(230,468)	(168,785)	435,689	567	—	22,893	—	19,619	—	(481)	—	(35,955)	399,253
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	—	—	16,912	—	—	—	—	—	306,512	—	—	306,512
Purchase of LLC Units and unitholder contribution in connection with the initial public offering	—	—	—	—	—	—	(12,516)	—	2,581	—	(274,572)	—	94,145	(180,427)
Impact of Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	13,539	—	—	13,539
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(60)	(102)	(162)
Equity-based compensation recognized subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	737	—	943	1,680
Issuance of Class B common stock and cancellation of Class C common stock in connection with transfer of LLC Units	—	—	—	—	—	—	539	—	(539)	—	—	—	—	—
Balance at December 31, 2025	$—	$—	$—	$—	17,479	$—	10,916	$—	21,661	$—	$45,735	$(60)	$59,031	$104,706

BLACK ROCK COFFEE BAR, INC.
Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (continued)
(in thousands)

	Temporary Equity			Total Members' Deficit and Noncontrolling Interest
	Series A	Series A-1	Series A-2	Members’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2022	$23,735	$120,848	$30,773	$(192,498)	$317	$(192,181)
Net loss	—	—	—	(8,817)	—	(8,817)
Net income attributable to noncontrolling interest	—	—	—	—	119	119
Deemed distribution for Series A Preferred Units	1,598	21,410	—	(23,008)	—	(23,008)
Unitholder contributions	—	25,000	—	5,900	—	5,900
Unitholder distributions	—	—	—	(8,089)	—	(8,089)
Balance at December 31, 2023	$25,333	$167,258	$30,773	$(226,512)	$436	$(226,076)
Net loss	—	—	—	(7,207)	—	(7,207)
Net income attributable to noncontrolling interest	—	—	—	—	20	20
Purchase of noncontrolled ownership interest	—	—	—	(1,111)	(456)	(1,567)
Deemed distribution for Series A-1 Preferred Units	—	29,865	—	(29,865)	—	(29,865)
Unitholder distributions	—	(150)	—	(474)	—	(474)
Unitholder contributions	—	10,000	—	—	—	—
Waiver of unpaid Series A Preferred yield	(5,358)	—	—	5,358	—	5,358
Redemption discount on Series A Preferred Units	(1,975)			1,975		1,975
Unitholder redemptions	(14,571)	—	—	—	—	—
Balance at December 31, 2024	$3,429	$206,973	$30,773	$(257,836)	$—	$(257,836)

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(16,539)	$(7,187)	$(8,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,199	10,364	8,523
Forgiveness of related party note receivable	5,273	—	—
Loss on disposal of property and equipment	—	259	—
Amortization of debt issuance costs and loan fees	1,107	1,322	1,147
Accrued paid-in-kind interest	133	388	824
Interest income from related party	(88)	(184)	(92)
Loss on extinguishment of debt	1,593	—	—
Equity-based compensation	2,081	—	—
Deferred income taxes	232	—	—
TRA remeasurement gain	(334)	—	—
Non-cash operating lease costs	9,498	7,957	6,900
Other loss (gain)	—	259	(400)
Changes in operating assets and liabilities:
Receivables, net	220	(3,526)	290
Inventories	(843)	(596)	331
Prepaid expenses and deposits	(2,495)	(924)	(26)
Other assets	(277)	—	634
Accounts payable	3,532	27	(1,756)
Accrued payroll and benefits	(435)	2,422	1,927
Deferred compensation	(5,778)	3,467	2,311
Accrued expenses	(9)	146	(391)
Gift card and loyalty program liability	940	408	(1,106)
Operating lease liabilities	(7,821)	(1,297)	(5,251)
Net cash provided by operating activities	2,189	13,305	5,167
Cash flows from investing activities:
Purchases of property and equipment	(34,885)	(22,176)	(16,159)
Purchase of intangible assets	(430)	(745)	(248)
Note receivable from related party	—	—	(4,908)
Proceeds from Roasters settlement	—	—	5,869
Net cash used in investing activities	(35,315)	(22,921)	(15,446)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	314,559	—	—
Payments of costs related to initial public offering	(8,047)	—	—
Purchase of LLC Units from Continuing Equity Owners	(242,807)	—	—
Proceeds from long-term debt	74,650	12,500	—
Payments on long-term debt	(143,990)	(894)	(800)
Payments of debt issuance costs and loan fees	(1,410)	(2,201)	(448)
Purchase of noncontrolling interest position	—	(1,567)
Payments for redemption of outstanding Series A units	(3,429)	(14,571)
Unitholder contributions	62,379	10,000	30,900
Unitholder distributions	(600)	(624)	(8,090)
Net cash provided by financing activities	51,305	2,643	21,562
Net increase (decrease) in cash and cash equivalents	18,179	(6,973)	11,283

Cash and cash equivalents, beginning of period	10,227	17,200	5,917
Cash and cash equivalents, end of period	$28,406	$10,227	$17,200
Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$9,295	$10,141	$9,414
Income taxes paid, net of refunds	340	277	195
Supplemental disclosure of noncash investing and financing activities:
Additions of property and equipment accrued in accounts payable and accrued expenses	8,290	1,722	845
Noncash recognition of finance obligations related to failed sale-leaseback transactions	3,016	—	—

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

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
The Company is a high-growth operator of guest-centric, drive-thru and lobby coffee bars offering premium caffeinated beverages and an elevated in-store experience. As of December 31, 2025, there were 181 stores operating in seven U.S. states.
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
Simultaneously, Black Rock Coffee Bar, Inc. amended and restated its certificate of formation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the shareholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to one vote per share on all matters presented to the shareholders generally; (iii) for Class C common stock, with each share of Class C common stock entitling its holder to ten votes per share on all matters presented to the shareholders generally, until the earlier of (a) September 15, 2035, and (b) with respect to each Co-Founder ("Co-Founder" refers to each of Daniel Brand, Jeff Hernandez, Jake Spellmeyer or Bryan Pereboom), the date on which the aggregate number of shares of Class C common stock held by such Co-Founder or certain of their affiliates is less than thirty-three percent (33%) of the shares of Class C common stock held by such Co-Founder and certain of their affiliates as of the closing of the IPO, each such holders' Class C common stock will convert to fully paid non-assessable shares of Class B common stock; (iv) that shares of Class B and Class C common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (v) for preferred stock, which can be issued by the board of directors in one or more series without shareholder approval. As a result, Black Rock Coffee Bar, Inc. became a holding company and the sole managing member of Black Rock OpCo and controls the business affairs of Black Rock OpCo.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
In accordance with accounting principles generally accepted in the United States of America ("GAAP"), since the Continuing Equity Owners control the Company after the Transactions (i.e., there was no change in control of Black Rock OpCo), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Black Rock OpCo. Accordingly, the historical cost basis of assets, liabilities, and equity of Black Rock OpCo are carried over to the consolidated financial statements of the combined company as a common control transaction.
The accompanying consolidated financial statements for the periods prior to the Transactions have been presented to combine the previously separate entities. These consolidated financial statements have been prepared in accordance with GAAP and the applicable rules and regulations of the United States Securities and Exchange Commission ("SEC").
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Black Rock Coffee Bar, Inc. and Black Rock OpCo. Black Rock OpCo is a variable interest entity and Black Rock Coffee Bar, Inc. is the primary beneficiary and sole managing member of Black Rock OpCo and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates Black Rock OpCo and reports noncontrolling interest representing the economic interest in Black Rock OpCo held by the Continuing Equity Owners. All intercompany balances and transactions have been eliminated in consolidation.
The noncontrolling interests in the consolidated statement of operations for the year ended December 31, 2025 represents the portion of earnings attributable to the economic interest in Black Rock OpCo held by the Continuing Equity Owners. The noncontrolling interest in the consolidated balance sheets as of December 31, 2025 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Units owned by such unit holders. As of December 31, 2025, the noncontrolling interest holders' economic ownership percentage was 65.0%.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to leases, temporary equity, equity-based compensation, impairment of long-lived assets including right-of-use assets, goodwill impairment, tax receivable agreement liability, income taxes, and gift card and loyalty program liability that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

The Company’s consolidated financial statements include cash and cash equivalents, accounts receivable, prepaid expenses and deposits, other current assets, accounts payable, accrued expenses and other current liabilities, for which the carrying amounts approximate fair value due to their short-term nature. The fair value of the Company’s variable-rate credit facilities approximates the carrying amounts as the cost of borrowing is variable and approximates current market prices, which is considered Level 2 in the fair value hierarchy.
Revenue Recognition
Revenues from stores are presented net of discounts and recognized when beverage and food products are sold to the customer. Other revenue includes online retail coffee sales as well as sales of products through the Company’s website which are recognized at the point in time of shipment to customers. Sales tax collected from customers is excluded from revenue and the obligation is included in accrued expenses on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
The Company has a loyalty program that allows customers to earn point rewards that may be redeemed for a free product. The Company defers revenue as rewards are earned under the loyalty program. The Company also operates a gift card program and maintains a gift card liability for gift cards sold, recognizing revenue from gift cards when the gift card is redeemed. Gift cards do not have an expiration date or a service fee that would cause a decrement to the customer balance. Based on historical redemption rates, a portion of loyalty program points and gift cards are not expected to be redeemed and will be recognized as breakage over time in proportion to loyalty program and gift card redemptions. Breakage is recognized in store revenue in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recognized breakage revenue of $50 thousand, $341 thousand and $846 thousand, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include all short-term highly liquid instruments with original maturities of three months or less at the time of purchase, as well as credit card receivables for sales to customers in company-operated stores that generally settle within two to five business days.
The Company maintains its cash in bank deposit accounts at multiple financial institutions as well as the individual store locations. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $250 thousand per depositor. While amounts at financial institutions may exceed FDIC limits, the Company has not experienced any losses in its bank deposit accounts.
Receivables, net
Receivables, net of allowances for credit losses, consists primarily of receivables for tenant improvement allowances granted from lessors under various operating lease agreements and amounts due from certain vendors. Receivables for tenant improvement allowances are recorded when the underlying leasehold improvement work has been completed and approved by the landlord at the conclusion of a project. The allowance for credit losses is calculated using a loss-rate method based on historical experience, current economic conditions and other factors. The Company had no allowance for credit losses at December 31, 2025 and 2024.
Inventories
Inventories are recorded at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. The Company records product returns as they are received, and obsolete and slow-moving inventory when identified, as these types of transactions have generally been immaterial to the Company’s historical operations. No allowance for obsolete inventory was considered necessary at December 31, 2025 and 2024.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Property and Equipment, net
The Company records property and equipment at cost, net of accumulated depreciation. The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. When property and equipment is sold or retired, the asset and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is included in income from operations in the accompanying consolidated statement of operations. Repair and maintenance costs are expensed as incurred and presented within other store operating expenses or selling, general and administrative expenses in the accompanying consolidated statements of operations.
Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment at least annually, as of the beginning of the fourth fiscal quarter, or more frequently if an event occurs or circumstances that indicate the carrying amount may not be recoverable. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the reporting unit’s fair value. The Company performed the annual qualitative impairment assessments for each of the years ended December 31, 2025 and 2024, and no impairment charges were recognized, nor were there any accumulated impairment losses.
Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and finite-lived intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of recoverability is based on the Company’s ability to recover the carrying value of the asset or asset group, which is generally at the store level, and requires judgment and an estimate of future undiscounted store-generated cash flows. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value.
Debt Issuance Costs and Capitalized Modification Fees
The Company’s debt issuance costs and capitalized modification fees are presented in the consolidated balance sheets as a direct reduction to the carrying amount of the debt liability. These costs are amortized to interest expense over the life of the related debt liability using a method that approximates the effective interest rate method.
Leases
The Company currently leases all stores, warehouse facilities and office space for corporate administrative purposes, of which all are operating leases. The Company’s real estate leases consist of build-to-suit and commercial ground leases which generally have initial terms from 10 to 15 years and typically include multiple renewal options for additional periods of up to five years. Renewal options are generally not recognized as a part of the right-of-use assets and lease liabilities as it is not reasonably certain at the commencement date that the Company would exercise the renewal options.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term and are reported in specific line items on the consolidated statement of operations. Lease expense incurred before a store opens is recorded in pre-opening costs. Once a store opens, the straight-line lease expense is recorded in occupancy and related expenses. Many of these leases have variable lease costs which require the Company to pay real estate taxes, common area maintenance costs and amounts based on a percentage of gross sales in excess of specified levels. Variable lease costs are expensed as incurred and are included in occupancy and related expenses if associated with a store and are otherwise recorded in selling, general and administrative expenses.
The Company calculates operating lease right-of-use assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments and is applied on a portfolio basis. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives.
The Company invests in leasehold improvements. Generally, a portion of the leasehold improvements and building costs are reimbursed by landlords through landlord incentives pursuant to agreed-upon terms in the lease agreements. Landlord incentives usually take the form of cash payments. In most cases, landlord incentives are received after the Company takes possession of the property and as milestones are met during the construction of the property. For operating leases, the Company includes these amounts in the measurement of the initial operating lease liability and right-of-use asset.
The Company has certain lease arrangements which resulted in sale and leaseback transactions that do not qualify for sale-leaseback accounting because of our deemed control of the underlying assets for accounting purposes, which results in the transaction being recorded under the financing method. These financial obligations are included in long-term debt on our consolidated balance sheets.
Redeemable Preferred Units
The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of preferred units. The Company classifies conditionally redeemable preferred units, which includes preferred units that features redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control, as temporary equity. The Company subsequently measures temporary equity to redemption value when the instrument is currently redeemable or when it is probable the instrument will become redeemable. There are no redeemable preferred units outstanding as of December 31, 2025.
Pre-opening Costs
The Company’s pre-opening costs consist of start-up and promotion costs such as labor, rents, and advertising associated with new store openings as well costs related to the store’s grand opening such as labor and travel expenses, promotion campaigns and advertising. These costs are expensed as incurred.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

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
The Company accounts for income taxes using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred income tax assets on the consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The Company has concluded that there are no significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2025, that if recognized, would affect the annual effective tax rate.
Tax Receivable Agreement
In connection with Transactions, the Company entered into a Tax Receivable Agreement ("TRA") with Black Rock OpCo and certain Continuing Equity Owners that provides for the payment by Black Rock Coffee Bar, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments described in Note 12 as such savings are realized.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. Advertising expenses were approximately $2.6 million for the year ended December 31, 2025, and $1.9 million for the years ended December 31, 2024 and 2023, respectively.
Concentrations
For the years ended December 31, 2025, 2024 and 2023, three, two and two suppliers accounted for approximately 89%, 78% and 69% of purchases respectively.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. These amendments are effective for public business entities’ annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Furthermore, these amendments are effective for private business entities' annual periods beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. The application of these amendments should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income taxes disclosures and expects to provide additional detail and disclosures under the new guidance.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Note 3 - Revenue Recognition

	Year Ended December 31,
(in thousands)	2025	2024	2023
Store revenue	$200,086	$160,682	$132,961
Other	235	235	201
Total revenue	$200,321	$160,917	$133,162

The Company’s gift card and loyalty program liability activity was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$1,186	$778	$1,884
Revenue deferred - card activations and rewards earned	15,879	14,355	11,404
Revenue recognized - card and rewards redemptions and breakage	(14,939)	(13,947)	(12,510)
Ending balance	$2,126	$1,186	$778

Note 4 - Supplemental Balance Sheet Information
The components of Receivables, net were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Tenant improvement allowance receivables	$3,285	$4,103
Trade receivables	23	97
Other receivables	142	104
Receivables, net	$3,450	$4,304

The components of Inventories were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Coffee beans and product inventory	$2,478	$1,613
Merchandise and supplies	140	207
Other	280	235
Inventories	$2,898	$2,055

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

The components of Property and equipment, net were as follows:

(in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Manufacturing equipment	3-7 years	$35,366	$27,476
Leasehold improvements	7-15 years	58,688	46,100
Buildings	15-39 years	16,103	7,267
Furniture and fixtures	5-7 years	11,388	8,210
Vehicles	5-7 years	482	482
Software	5 years	239	232
Construction in progress		13,789	4,834
Property and equipment, gross		136,055	94,601
Less accumulated depreciation		(34,848)	(24,612)
Property and equipment, net		$101,207	$69,989

Depreciation expense was approximately $10.2 million, $8.4 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in operating expenses in the consolidated statements of operations.
Note 5 – Roasters Settlement
In September 2020, a prospective third-party buyer (“Prospect”) entered into a binding term sheet to acquire Roasters, the owner of 14 retail coffee stores throughout the state of Washington. On January 6, 2021, Roasters gave notice to the Prospect of its intent to terminate the binding term sheet. On January 20, 2021, Prospect filed an action against Roasters in Spokane County Superior Court to contest the termination, allege breach of contract, and seek specific performance. On January 21, 2021, the Company and Roasters signed and simultaneously closed an asset purchase agreement (the “Purchase Agreement”) pursuant to which the Company acquired the Roasters assets (the “Assets”) for $9 million, of which $6 million was paid upon the consummation of acquisition date and $3 million was deposited into a third-party escrow account (the “Holdback Amount”). The Holdback Amount was subject to reduction in certain situations and payable to Roasters upon the satisfaction of certain post-closing obligations. No portion of the Holdback Amount was paid to Roasters and was returned to the Company. The Assets consisted primarily of property and equipment and goodwill associated with the reporting unit along with an immaterial amount of inventories and other assets.
Prospect, Roasters and the Company, mutually agreed to arbitration, and in September 2022, the arbitration panel issued an interim award in favor of Prospect requiring specific performance. Pursuant to the terms of the award, Roasters would terminate the Purchase Agreement and return to the Company the initial $6 million paid, net of fees, for the Assets, in exchange for which the Company would return the Assets to Roasters. No portion of the Holdback was paid to Roasters and was returned to the Company. The award also required Roasters to sell the Assets to Prospect. In May 2023, the Company completed the transfer of the Assets and removed the net carrying value of the Assets from the financial statements.
In addition to specific performance, the arbitration panel further awarded Prospect damages of approximately $1.2 million, payable by the Company. The damages were paid as of December 31, 2023.
In August 2024, the Company reached full and final settlement with its insurers for its claims related to the Roasters settlement and all related insurance proceeds and gains in connection with the Company’s claims have been received and recognized, as of December 31, 2024. The amount of insurance recovery gains and proceeds recognized within selling, general and administrative expenses on the consolidated statement of operations was approximately $1.5 million for the year ended December 31, 2024.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Note 6 – Intangible Assets
The Company has intangible assets that are being amortized over 3 to 15 years consisting of the following:

(in thousands)	December 31, 2025	December 31, 2024
Reacquired franchise rights	$13,504	$13,504
Other intangible assets	3,389	2,959
Less accumulated amortization	(11,085)	(9,121)
Total intangible assets, net	$5,808	$7,342

Amortization expense in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reacquired franchise rights	$1,602	$1,799	$2,000
Other intangible assets	362	171	250

Estimated future amortization expense for intangible assets is as follows:

(in thousands)
2026	$1,961
2027	1,340
2028	1,239
2029	748
2030	308
Thereafter	212
Total	$5,808

Note 7 – Long-Term Debt

(in thousands)	December 31, 2025	December 31, 2024
Note payable to RCS SBIC Fund II, L.P and TCW Asset Management Company, LLC	$—	$92,614
Term loan with JPMorgan Chase Bank, N.A.	19,875	—
Finance obligations(1)	8,008	—
Less current portion	(835)	(925)
Less debt issuance costs	(1,131)	(769)
Less capitalized modification fees	—	(1,651)
Total long-term debt	$25,917	$89,269

(1)Represents failed sale-leaseback arrangements.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Concurrently with the closing of the IPO, Black Rock OpCo entered into a new credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto to provide for (i) a $50.0 million term loan (the “New Term Loan”) and (ii) a $25.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facilities”). As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Company's amended Senior Credit Facility with RCS SBIC Fund II, L.P. and TCW Asset Management Company, LLC (the "Prior Credit Facility"). The Company expensed the remaining $1.6 million of debt issuance costs and capitalized modification fees within other income (expense), net on the consolidated statement of operations for the year ended December 31, 2025. Subsequent to the IPO the Company made principal payments in the amount of $30.1 million. The outstanding balance of the New Term Loan as of December 31, 2025 was $19.9 million.
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
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5%, and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate represents the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of December 31, 2025, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was 6.61%.
Borrowings under the Prior Credit Facility bore interest at either (a) the SOFR, plus 6.00%, plus a 0.50% spread or (b) the greatest of (i) 2.50% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the Prime Rate, and (iv) the Adjusted Term SOFR Rate for a one-month tenor in effect on such date plus 1.0%, in each case, plus 5.00% and a 0.5% spread, with the amount of spread in both scenarios based on a pricing grid tied to the Company’s total net leverage ratio. As of December 31, 2024, the interest rate on outstanding borrowings was approximately 11.82%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on Black Rock OpCo's net rent adjusted leverage ratio and ranges from 0.25% to 0.35% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of December 31, 2025.
Future principal maturities of long-term debt as of December 31, 2025 are as follows:

(in thousands)
2026	$835
2027	1,228
2028	1,372
2029	1,913
2030	15,847
Thereafter	6,688
Total	$27,883

Interest expense, net in the consolidated statements of operations was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest expense	$8,676	$10,444	$10,340
Amortization of debt issuance costs and capitalized modification fees	1,107	1,322	1,147
Interest income	(433)	(651)	(538)
Interest expense, net	$9,350	$11,115	$10,949

Note 8 – Leases
The Company leases its stores, roasting and warehouse facilities, and corporate offices under operating leases, typically with initial terms of 10 to 15 years.
The components of net lease costs, included in occupancy and related expenses, pre-opening costs as well as selling, general and administrative expenses in the consolidated statements of operations, were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$16,920	$13,280	$10,837
Variable lease cost	1,063	1,006	931
Less sublease income	(108)	(108)	(108)
Total lease cost	$17,875	$14,178	$11,660

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases is as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$14,363	$10,851	$10,194
Operating lease right-of-use assets obtained in exchange for lease obligations	36,976	29,472	16,920

A summary of lease terms and discount rates related to leases is as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	11.3	11.3
Weighted average discount rate	6.0%	5.6%

As of December 31, 2025, future minimum lease payments for operating leases consisted of the following:

(in thousands)
2026	$16,902
2027	17,934
2028	17,502
2029	16,882
2030	16,318
Thereafter	109,634
Total lease payments	195,172
Less imputed interest	(57,874)
Total operating lease liabilities	137,298
Less current portion	(8,960)
Total operating lease liability, net of current portion	$128,338

Note 9 - Shareholders' Equity
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

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
NCF Charitable Assets Trust Donation
On December 28, 2025, certain Continuing Equity Owners gifted a total of 539,019 LLC Units and Class C common stock, which automatically converted to shares of Class B common stock, to NCF Charitable Assets Trust, a donor advised fund.
As a result of the above transactions, as of December 31, 2025:
•Holders of the Company's Class A common stock owned 17,478,452 shares, representing a combined 7.1% of the voting power in the Company and, through the Company's corresponding ownership of LLC Units, 17,478,452 LLC Units representing a 34.9% interest in Black Rock OpCo; and

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

•the Continuing Equity Owners collectively owned 32,577,355 LLC Units, inclusive of 80.5 thousand restricted LLC Units, representing a 65.1% interest in Black Rock OpCo, 10,916,155 shares of the Company's Class B common stock, and 21,661,200 shares of the Company's Class C common stock, representing a combined 92.9% of the voting power in the Company.
Note 10 - Noncontrolling Interest
In connection with the completion of the Transactions, Black Rock Coffee Bar, Inc. became the sole managing member of Black Rock OpCo and as a result consolidated the results of operations of Black Rock OpCo. The noncontrolling interest balance represents the LLC Units held by the Continuing Equity Owners.
The following table summarizes the ownership interest in Black Rock OpCo as of December 31, 2025:

	December 31, 2025
(in thousands)	OpCo Units	Ownership %
LLC Units held by Black Rock Coffee Bar, Inc.	17,478	35.0%
LLC Units owned by Continuing Equity Owners(1)	32,497	65.0%
Total LLC Units outstanding(1)	49,975	100%

(1)Excludes approximately 80.5 thousand restricted LLC Units still subject to time-based vesting requirements.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Black Rock Coffee Bar, Inc. and the noncontrolling interest holders starting from the IPO close date. Net income (loss) prior to IPO close was allocated based on the respective ownership percentages at that time. The noncontrolling interest holders' weighted-average ownership percentage for the period from IPO close to December 31, 2025 was 65.0%.
Note 11 - Equity-Based Compensation
Pre-IPO Incentive Plan
Prior to the IPO, certain employees and directors were granted profits interests units ("PI Units") in Black Rock OpCo which generally vested immediately upon a sale of the Company or an IPO. In connection with the Transactions, all outstanding PI Units were converted into LLC Units of Black Rock OpCo. The Company evaluated the conversion and exchange of PI Units as part of the Transactions and concluded the conversion and exchange was not a modification of the original PI Unit. Accordingly, the Company recognized equity-based compensation using the grant date fair value as measured on the original grant date of the PI Units which was determined to be immaterial. The unrecognized equity-based compensation for the restricted LLC Units still subject to time-based vesting requirements is immaterial.
2025 Incentive Award Plan
In September 2025, the Company's Board of Directors adopted the 2025 Incentive Award Plan (the "2025 Plan"), and the shareholders approved the 2025 Plan, effective in connection with the Company's IPO. The 2025 Plan provides for potential grants of the following awards with respect to shares of the Company's Class A common stock: (i) incentive stock options ("ISOs") qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) restricted stock awards; (v) dividend equivalents; (vi) RSUs; and (vii) other stock or cash-based awards as determined by the Board, the compensation committee of the Board or any properly delegated subcommittee.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

The initial maximum aggregate number of shares of the Company's Class A common stock that may be issued pursuant to awards under the 2025 Plan shall not exceed 4,354,880 shares. In addition, the number of shares of our Class A common stock available for issuance under the 2025 Plan will be subject to an annual increase on the first day of each calendar year beginning on and including January 1, 2026 and ending on and including January 1, 2035, equal to (i) 3% of the aggregate number of shares of Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares of our Class A common stock as is determined by the Board. The maximum number of shares of the Company's Class A common stock that may be issued pursuant to the exercise of ISOs granted under the 2025 Plan is 10 million.
As of December 31, 2025, the Company had equity-based compensation awards outstanding consisting of RSUs and stock options.
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
The following table summarizes the stock option activity for the year ended December 31, 2025:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	—
Granted	647,862	$20.00
Forfeited or cancelled	—
Outstanding as of December 31, 2025	647,862	$20.00	9.7	$1,458

As of December 31, 2025, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was approximately $5.7 million which is expected to be recognized over a weighted-average period of 2.5 years.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

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
The activity for RSUs for the year ended December 31, 2025 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	—
Granted	341,246	$20.00
Forfeited or cancelled	—
Nonvested at December 31, 2025	341,246	$20.00

As of December 31, 2025, unrecognized compensation cost related to RSUs, was approximately $6.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Equity-Based Compensation

	Year Ended December 31,
(in thousands)	2025	2024	2023
Selling, general and administrative expenses	$2,081	$—	$—

As of December 31, 2025, total unrecognized equity-based compensation related to unvested stock awards will be recognized as follows for the periods presented:

(in thousands)
2026	$4,676
2027	4,362
2028	2,254
2029	457
Total unrecognized equity-based compensation	$11,749

Note 12 - Income Taxes and Tax Receivable Agreement
Overview of Income Taxes
Black Rock Coffee Bar, Inc. is a Subchapter C corporation and is subject to federal and state income taxes. Black Rock Coffee Bar, Inc.'s sole material asset is its ownership interest in Black Rock OpCo, which is a limited liability company that is treated as a partnership for U.S. federal and certain state and local income tax purposes. Black Rock OpCo's net taxable income and related tax credits, if any, are passed through to its members and included in the members' tax returns. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Provision for Income Taxes
Components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current tax provision
Federal	$(12)	$—	$—
State	293	270	357
Total current tax provision	281	270	357

Deferred tax expense (benefit)
Federal	$(77)	$—	$—
State	271	—	—
Total deferred tax provision	194	—	—

Income tax expense	$475	$270	$357

Our effective income tax rate differs from the U.S. federal statutory income tax rate as itemized below:

	Year Ended December 31,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effect of flow-through entity	(20.3)	(21.0)	(21.0)
Income allocable to noncontrolling interests not subject to tax	(0.8)	—	—
State and local income taxes, net of federal benefit	(2.3)	—	—
Tax credits	0.7	—	—
TRA Adjustments	0.4	—	—
Other	(1.7)	(3.9)	(4.3)
Effective income tax rate	(3.0)%	(3.9)%	(4.3)%

Our effective tax rate for the years ended December 31, 2025, 2024, and 2023, differs from the U.S. federal statutory rate of 21% due primarily to the effect of the flow-through entity which the taxable income or loss is allocated to the members.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

The components of our deferred tax assets are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Investment in Black Rock OpCo	$51,204	$—
Net operating loss carryforwards	1,455	—
Credit carryforwards	103	—
Charitable contribution carryforward	2	—
Total deferred tax assets	52,764	—
Less: valuation allowance	—	—
Net deferred tax assets	$52,764	$—

The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo as a result of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. As of December 31, 2025, the Company concluded, based on the evaluation of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized.
As each of the Continuing Equity Owners elects to convert their LLC Units into Class A common stock, Black Rock Coffee Bar, Inc. will assume their aggregate historical tax basis, which will create a net tax benefit for the Company. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more-likely-than-not that the tax benefit will be realized.
As of December 31, 2025, we had U.S. federal net operating losses of approximately $6.4 million which do not expire.
We file returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2022 and later.
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant changes in the U.S. tax law, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. Other than the permanent extension of bonus depreciation provisions in the OBBBA, which will lower near term taxable income and cash distributions to the members of Black Rock OpCo (including Black Rock Coffee Bar Inc.), we do not expect the effects of this legislation to have a material impact on the Company’s financial results.
Tax Receivable Agreement
In connection with Transactions, the Company entered into a TRA with Black Rock OpCo and Continuing Equity Owners that provides for the payment by Black Rock Coffee Bar, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments.
As of December 31, 2025, the Company had a liability of approximately $38.9 million related to its projected obligations under the TRA and is classified as non-current on the consolidated balance sheets based on the expected date of payment.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Note 13 - Net Loss Per Share
Prior to the IPO, the Black Rock OpCo membership structure included common units, redeemable Series A Preferred Units, Series A-1 Preferred Units, Series A-2 Preferred Units, and PI Units. The Company analyzed the calculation of net income (loss) per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, net income (loss) per unit information has not been presented for the years ended December 31, 2024 and 2023.
The basic and diluted loss per share period for the year ended December 31, 2025 reflects only the period from September 12, 2025, to December 31, 2025, which represents the period from the IPO date during which the Company had outstanding Class A common stock. The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the year ended December 31, 2025.

(in thousands)	Year Ended December 31, 2025
Numerator:
Net loss	$(16,539)
Less: net loss attributable to Black Rock OpCo prior to the Transactions	(16,377)
Less: net loss attributable to noncontrolling interests	(102)
Net loss attributable to Black Rock Coffee Bar, Inc.	$(60)

(in thousands, except share and per share amounts)	Year Ended December 31, 2025
Basic net loss per share attributable to Class A common shareholders
Numerator:
Net loss attributable to Black Rock Coffee Bar, Inc.	$(60)
Denominator:
Weighted-average number of shares of Class A common stock outstanding	17,021,377
Basic net loss per share attributable to Class A common shareholders	($0.00)

Diluted net loss per share attributable to Class A common shareholders
Numerator:
Net loss attributable to Black Rock Coffee Bar, Inc.	$(60)
Diluted net loss attributable to Black Rock Coffee Bar, Inc.	$(60)
Denominator:
Weighted-average number of shares of Class A common stock outstanding used to calculated diluted net loss per share	17,021,377
Diluted net loss per share attributable to Class A common shareholders	($0.00)

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

The following Class A common share equivalents were excluded from diluted net loss per share in the periods presented because they were anti-dilutive:

Year Ended December 31, 2025
Stock options	647,862
RSUs	341,246
LLC Units	32,577,355
Total anti-dilutive securities	33,566,463

Shares of the Company's Class B and Class C common stock do not participate in income or losses of Black Rock Coffee Bar, Inc. and are therefore are not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class B and Class C common stock under the two-class method has not been presented.
Note 14 - Series A Preferred Units
On May 31, 2024, in conjunction with the execution of the Sixth Amended and Restated LLC Agreement (the “LLC Agreement”) the Company entered into a redemption agreement (the “Series A Redemption Agreement”) with the holders (“Series A Unitholders”) of the Company’s Series A Preferred Units (the “Series A Units”) to purchase all of the 19,974,660 outstanding Series A Units for an aggregate purchase price of $18.0 million, as soon as such purchase and redemption of the Series A Units is permitted by the Prior Credit Facility. Under the Series A Redemption Agreement 16,169,962 Series A Units were purchased for approximately $14.6 million in 2024. In April 2025, the Company purchased the remaining outstanding Series A Units for $3.4 million. For the year ended December 31, 2025 and 2024 the Company recognized approximately $1.1 million and $1.4 million in fees associated with the purchase. Both amounts are reported within other income (expense), net in the consolidated statements of operations.
Note 15 - Retirement Plan
In January of 2022, the Company established a qualified 401(k) retirement plan (the "Plan") that covered eligible, non-union employees who have met eligibility requirements. The Plan replaced the Company-sponsored savings inventive match plan previously covering all eligible, non-union employees who had met the eligibility requirements. The Company matches up to 3.0% of participating employees' compensation to the Plan. For the years ended December 31, 2025, 2024 and 2023, the Company contributed approximately $430 thousand, $340 thousand and $292 thousand to the Plan, respectively.
Note 16 - Related Party Transactions
During 2023, the Company entered into a note receivable with Viking Cake BR, LLC (“Viking Cake”), which is owned by certain of the Company’s board members and beneficial owners, totaling approximately $4.9 million, including accrued interest at a per annum rate of 3.57%. Payment of this note was due upon the fifth anniversary with an option to pay early at the members’ election. On May 31, 2024, the Company and Viking Cake entered into an amendment to the promissory note pursuant to which the maturity date of the note was amended to the earlier of (a) May 8, 2030, (b) the initial public offering of the Company or a successor company, (c) a Sale Event as defined under the LLC Agreement and (d) the date on which all amounts under the promissory note become due and payable pursuant to an event of default under the note. As of December 31, 2024, the carrying value recorded on the consolidated balance sheets was approximately $5.2 million. In August of 2025, the Company forgave the full amount of the note receivable with Viking Cake and recorded the expense in other income (expense), net in the consolidated statements of operations for the year ended December 31, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Too Sweet Cakes, LLC (“Too Sweet”), an Oregon bakery, offers a selection of their baked goods exclusively at certain of the Company’s stores. Shelbi Geyer, the wife of Clay Geyer, the Company’s Chief Operating Officer, and Viking Cake and its affiliates, a beneficial owner of the Company, are owners of and investors in Too Sweet. For the years ended December 31, 2025, 2024 and 2023 the Company made purchases from Too Sweet of $6.5 million, $5.3 million and $4.2 million, respectively.
On May 31, 2024, the Company entered into the Series A Redemption Agreement to purchase the remaining Series A Preferred Units from certain members of the Company. See Note 14 for further details.
Note 17 – Commitments and Contingencies
The Company is subject to various legal actions in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that the liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these matters that are pending or threatened will not have a material adverse effect on its financial condition, results or operations, or cash flows as of December 31, 2025.
Note 18 – Segment Reporting
The Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company’s chief operating decision-maker (the “CODM”) is its CEO. The Company has one operating and one reportable segment, as the CODM allocates resources and regularly reviews operations and financial performance at a consolidated level. The CODM uses consolidated net income to allocate resources for the single segment to make decisions regarding annual budget, new store openings, marketing decisions and driving the Company’s mission. The measure of the single reportable segment’s assets is reported as Total assets on the consolidated balance sheets. The accounting policies of the single reportable segment are the same as those described in Note 2.
No changes have been made to the Company’s segment during the year ended December 31, 2025. In addition, no customer represented 10% or more of total revenue for the year ended December 31, 2025, 2024 or 2023.

BLACK ROCK COFFEE BAR, INC.
Notes to Consolidated Financial Statements

Financial information for the Company’s reportable segment is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Segment revenue	$200,321	$160,917	$133,162
Less:
Beverage, food and packaging costs	56,323	46,491	41,923
Labor and related expenses	42,006	35,132	30,236
Occupancy and related expenses	16,087	13,107	10,832
Other store operating expenses(1)	27,178	21,172	17,286
Selling, general and administrative expenses	41,324	25,261	20,313
Depreciation and amortization	12,199	10,364	8,523
Pre-opening costs	4,303	3,357	2,007
Interest expense, net	9,350	11,115	10,949
Other expense (income), net	7,615	1,835	(566)
Income tax expense	475	270	357
Segment loss	(16,539)	(7,187)	(8,698)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(16,539)	$(7,187)	$(8,698)

(1)Other store operating expenses consists of credit card fees, repairs and maintenance, utilities, software subscriptions, property taxes, and other operating expenses, incidental to operating the Company’s stores, such as store supplies, insurance, business permits, and travel expense.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the remediation efforts described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Reported Material Weaknesses
In response to our previously disclosed material weaknesses in internal control over financial reporting for the years ended December 31, 2024 and December 31, 2023, which related to (i) lack of segregation of duties surrounding journal entries without sufficient compensating controls to ensure journal entries are appropriately reviewed and approved by an independent user other than the preparer with an appropriate level of supervision and (ii) ineffective controls over the identification and accurate initial recognition of leases, the following remedial actions were implemented during the year ended December 31, 2025:
•Established procedures to document review and enforce segregation of duties between the creation, posting and approval of manual journal entries.
•Completed the training of key personnel to allow for the implementation of more timely and thorough monitoring activities over the identification and initial recognition of leases; and
•Hired additional full-time accounting professionals with an appropriate level of lease accounting experience.
Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of December 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than in connection with our actions taken to remediate our previously reported material weaknesses described above, there have been no changes during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a) Not applicable
(b) During the three months ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate
Code of Ethics
Our Board has adopted a written Code of Ethics and Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We have posted a current copy of our Code of Ethics and Conduct on our Investor Relations website at https://ir.br.coffee. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K or Nasdaq rules regarding amendment to, or waiver from, a provision of our Code of Ethics and Conduct by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Form 10-K.
The information required by this item will be included in our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025 (the "2026 Proxy Statement") and incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Shareholder Matters
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is:
•Firm name: KPMG LLP
•Firm location: Portland, Oregon
•Auditor Firm ID: 185
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
The consolidated financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.
(3) Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.1	September 16, 2025

3.2	Amended and Restated Bylaws of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.2	September 16, 2025

4.1	Specimen stock certificate evidencing the shares of Class A common stock.	S-1/A	333-289685	4.1	September 2, 2025

4.2	Description of Capital Stock.					Filed

10.1	Seventh Amended and Restated Limited Liability Company Agreement of Black Rock Coffee Holdings, LLC, dated as of September 11, 2025.	8-K	001-42844	10.1	September 16, 2025

10.2	Tax Receivable Agreement, dated as of September 11, 2025, by and among Black Rock Coffee Bar, Inc., Black Rock Coffee Holdings, LLC and the TRA Parties.	8-K	001-42844	10.2	September 16, 2025

10.3	Registration Rights Agreement, dated September 11, 2025, by and among Black Rock Coffee Bar, Inc. and the Investors.	8-K	001-42844	10.3	September 16, 2025

10.4	Voting Agreement, dated September 11, 2025, by and among the Company and the Founder Investors.	8-K	001-42844	10.4	September 16, 2025

10.5	Voting Agreement, dated September 11, 2025, by and among the Company and the Cynosure Investors.	8-K	001-42844	10.5	September 16, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.6.1+	Credit Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-42844	10.6	September 16, 2025

10.6.2
Letter Agreement, dated February 27, 2026, to that certain Credit Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
						Filed

10.7+	Pledge and Security Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Loan Parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-42844	10.7	September 16, 2025

10.8#	Black Rock Coffee Bar, Inc. 2025 Incentive Award Plan.	S-8	333-290251	99.1	September 16, 2025

10.9#	Form Option Agreement under 2025 Incentive Award Plan.	S-1/A	333-289685	10.13	September 2, 2025

10.10#	Form Option Agreement under 2025 Incentive Award Plan (CEO).	S-1/A	333-289685	10.14	September 2, 2025

10.11#	Form Restricted Stock Unit Award Agreement under 2025 Incentive Award Plan.	S-1/A	333-289685	10.15	September 2, 2025

10.12#	Form Restricted Stock Unit Award Agreement under 2025 Incentive Award Plan (CEO).	S-1/A	333-289685	10.16	September 2, 2025

10.13#	Non-Employee Director Compensation Program.	S-1/A	333-289685	10.17	September 2, 2025

10.14#	Executive Severance Plan.	10-Q	001-42844	10.14	November 12, 2025

10.15#	Form of Indemnification Agreement.	S-1/A	333-289685	10.19	September 2, 2025

19.1	Black Rock Coffee Bar, Inc. Insider Trading Compliance Policy.					Filed

21.1	List of Subsidiaries.	S-1/A	333-289685	10.19	September 2, 2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					Filed

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

32.1	Certification by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

32.2	Certification by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

97.1	Black Rock Coffee Bar, Inc. Policy for Recovery of Erroneously Awarded Compensation.					Filed

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed

101.SCH	XBRL Taxonomy Extension Schema Document.					Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					Filed

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					Filed

#Indicates management contract or compensatory plan.
+     The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
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
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK ROCK COFFEE BAR, INC.
(Registrant)

March 4, 2026	By:	/s/ Mark D. Davis
Date		Mark D. Davis
Chief Executive Officer
(Principal Executive Officer)

March 4, 2026		/s/ Rodderick F. Booth
Date		Rodderick F. Booth
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Davis	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Mark D. Davis

/s/ Rodderick F. Booth	Chief Financial Officer (Principal Financial Officer)	March 4, 2026
Rodderick F. Booth

/s/ Michael Schmidt	Vice President of Accounting (Principal Accounting Officer)	March 4, 2026
Michael Schmidt

/s/ Jeff Hernandez	Director	March 4, 2026
Jeff Hernandez

/s/ Daniel Brand	Director	March 4, 2026
Daniel Brand

/s/ Richard Federico	Director	March 4, 2026
Richard Federico

/s/ Sarah Goldsmith-Grover	Director	March 4, 2026
Sarah Goldsmith-Grover

/s/ Andrew Braithwaite	Director	March 4, 2026
Andrew Braithwaite

/s/ Kristina Cashman	Director	March 4, 2026
Kristina Cashman