Form 10-Q
period 2026-03-31
Black Rock Coffee Bar, Inc.
filed 2026-05-13
CIK 2068577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 11, 2026, the number of outstanding shares of each class of the registrant's common stock was as follows:
Class A common stock 21,572,893
Class B common stock 10,377,136
Class C common stock 18,105,778

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, expected market conditions and growth, expected capital resources and expenditures, and liquidity, are forward-looking statements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Important factors beyond our control could cause our actual results, financial condition, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
•our vulnerability to global financial market conditions, including inflation and other macroeconomic factors; including, without limitation, due to the ongoing conflict in the Middle East;
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
•"Reverse build-to-suit" means lease arrangements in which the Company acts as the developer and manages construction of the building, while the landlord retains legal ownership of the land and resulting building.
•“Sponsor” means The Cynosure Group, LLC and its affiliates.
•“Tax Receivable Agreement” or "TRA" means the tax receivable agreement, dated September 11, 2025, entered into with Black Rock OpCo and the TRA Parties.
•“TRA Parties” refers to, collectively, our Co-Founders and certain of their affiliates, including Viking Cake, our Sponsor, certain of our current executive officers and Richard Federico and Sarah Goldsmith-Grover, each a director, and any future party to the Tax Receivable Agreement.
•“Transactions” refers to the organizational transactions described in The Transactions below and the application of the net proceeds therefrom.
•“Viking Cake” means Viking Cake BR, LLC, an entity controlled by affiliates of Daniel Brand and Jeff Hernandez and, prior to March 18, 2026, the Co-Founders.
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

Part I - Financial Information
Item 1. Financial Statements
BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,018	$28,406
Receivables, net	2,686	3,450
Inventories	3,256	2,898
Prepaid expenses and deposits	4,504	5,363
Total current assets	30,464	40,117
Property and equipment, net	111,977	101,207
Operating lease right-of-use assets, net	133,457	126,903
Other assets	863	277
Goodwill	9,360	9,360
Deferred income tax asset	55,799	52,764
Intangible assets, net	5,316	5,808
Total assets	$347,236	$336,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	11,484	12,126
Accrued expenses	6,602	7,986
Accrued payroll and benefits	5,111	6,549
Gift card and loyalty program liability	1,867	2,126
Current portion of long-term debt	977	835
Current portion of operating lease liabilities	9,091	8,960
Total current liabilities	35,132	38,582
Tax receivable agreement liability	42,527	38,893
Long-term debt, net of current portion	26,405	25,917
Operating lease liabilities, net of current portion	135,689	128,338
Total liabilities	239,753	231,730
Commitments and Contingencies (Note 13)
Preferred stock, par value $0.00001 per share; 20,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 or December 31, 2025, respectively	—	—
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 18,017,471 and 17,478,452 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.00001 per share, 200,000,000 shares authorized, 10,377,136 and 10,916,155 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class C common stock, par value $0.00001 per share, 50,000,000 shares authorized, 21,661,200 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	46,952	45,735
Retained earnings (Accumulated deficit)	318	(60)
Total shareholders' equity attributable to Black Rock Coffee Bar, Inc.	47,270	45,675
Noncontrolling interest	60,213	59,031
Total shareholders' equity	107,483	104,706
Total liabilities and shareholders' equity	$347,236	$336,436
See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Store revenue	$55,384	$44,774
Other	70	46
Total revenue	55,454	44,820
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	15,013	12,682
Labor and related expenses	11,475	9,419
Occupancy and related expenses	4,725	3,748
Other store operating expenses	7,782	6,239
Total store operating costs and expenses	38,995	32,088
Selling, general and administrative expenses	9,242	6,880
Depreciation and amortization	3,453	2,883
Pre-opening costs	1,088	718
Total operating expenses	52,778	42,569
Income from operations	2,676	2,251
Interest expense, net	(422)	(3,042)
Other income (expense), net	(352)	(15)
Income (loss) before income taxes	1,902	(806)
Income tax expense	103	78
Net income (loss)	1,799	(884)
Less: Net loss attributable to Black Rock OpCo prior to the Transactions	—	(884)
Less: Net income attributable to noncontrolling interest	1,421	—
Net income attributable to Black Rock Coffee Bar, Inc.	$378	$—
Net income per share of Class A common stock: (1)
Basic	$0.02	N/A
Diluted	$0.02	N/A
Weighted-average shares of Class A common stock outstanding
Basic	17,562,299	N/A
Diluted	17,562,299	N/A

(1) Basic and diluted net loss per share of Class A common stock is applicable only for the period subsequent to September 12, 2025, which is the period effective with and following the IPO and Transactions (as defined in Note 1 to the Condensed Consolidated Financial Statements, unaudited).
See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2026
	Black Rock Coffee Bar, Inc. Shareholders' Equity
	Class A Common stock		Class B Common stock		Class C Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
Balance as of December 31, 2025	17,479	$—	10,916	$—	21,661	$—	$45,735	$(60)	$59,031	$104,706
Net income	—	—	—	—	—	—	—	378	1,421	1,799
Equity-based compensation	—	—	—	—	—	—	428	—	759	1,187
Impact of Tax Receivable Agreement	—	—	—	—	—	—	(209)	—	—	(209)
Redemption of LLC Units	539	—	(539)	—	—	—	998	—	(998)	—
Balance as of March 31, 2026	18,017	$—	10,377	$—	21,661	$—	$46,952	$318	$60,213	$107,483

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2025
	Temporary Equity
	Series A	Series A-1	Series A-2	Members’ Deficit
Balance as of December 31, 2024	$3,429	$206,973	$30,773	$(257,836)
Net loss	—	—	—	(884)
Deemed distribution for Series A-1 Preferred Units	—	8,349	—	(8,349)
Balance as of March 31, 2025	$3,429	$215,322	$30,773	$(267,069)

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,799	$(884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,453	2,883
Amortization of debt issuance costs and loan fees	60	355
Accrued paid-in-kind interest	—	114
Interest income from related party	—	(45)
Equity-based compensation	1,187	—
Deferred income taxes	38	—
TRA remeasurement loss	351	—
Non-cash operating lease costs	2,680	2,250
Changes in operating assets and liabilities:
Receivables, net	(11)	(1,233)
Inventories	(358)	(7)
Prepaid expenses and deposits	859	327
Other assets	(319)	—
Accounts payable	(627)	502
Accrued payroll and benefits	(1,438)	(2,808)
Deferred compensation	—	867
Accrued expenses	1,094	874
Gift card and loyalty program liability	(259)	(280)
Operating lease liabilities	(1,718)	518
Net cash provided by operating activities	6,791	3,433
Cash flows from investing activities:
Purchases of property and equipment	(16,209)	(6,510)
Purchase of intangible assets	—	(38)
Payments of initial direct costs for operating leases	(316)	—
Net cash used in investing activities	(16,525)	(6,548)
Cash flows from financing activities:
Proceeds from long-term debt	1,525	10,000
Payments on long-term debt	(179)	(256)
Payments of debt issuance costs and loan fees	—	(100)
Net cash provided by financing activities	1,346	9,644
Net increase (decrease) in cash and cash equivalents	(8,388)	6,529
Cash and cash equivalents, beginning of period	28,406	10,227
Cash and cash equivalents, end of period	$20,018	$16,756
Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$323	$2,457
Income taxes paid, net of refunds	55	—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment accrued in accounts payable and accrued expenses	5,812	642
Noncash recognition of finance obligations	750	—

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Note 1 – Organization and Nature of Operations
Nature of Operations
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
The Company is a high-growth operator of guest-centric, drive-thru and lobby coffee bars offering premium caffeinated beverages and an elevated in-store experience. As of March 31, 2026, there were 190 stores operating in seven U.S. states.
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

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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
The accompanying unaudited condensed consolidated financial statements for the periods prior to the
Transactions have been presented to combine the previously separate entities. These unaudited condensed and consolidated financial statements have been prepared in accordance with GAAP and the applicable rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026.
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
The noncontrolling interests in the condensed consolidated statement of operations for the three months ended March 31, 2026 represents the portion of earnings attributable to the economic interest in Black Rock OpCo held by the Continuing Equity Owners. The noncontrolling interest in the condensed consolidated balance sheets as of March 31, 2026 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Units owned by such unit holders. As of March 31, 2026, the noncontrolling interest holders' economic ownership percentage was 63.9%.
Concentrations
For the three months ended March 31, 2026 and 2025, three suppliers accounted for approximately 91% and 93% of purchases respectively.
Significant Accounting Policies Update
There have been no material updates to the Company's significant accounting policies during the three months ended March 31, 2026 from those previously reported in the Company's Form 10-K for the year ended December 31, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the update are intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through improvements to the rate reconciliation and income taxes paid information, specifically requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. These amendments are effective for public business entities’ annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Furthermore, these amendments are effective for private business entities' annual periods beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. The application of these amendments should be applied on a prospective basis. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the potential impacts of this standard on its income tax disclosures and expects to provide additional detail and disclosures under the new guidance.
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
Note 3 – Revenue Recognition

	Three Months Ended March 31,
(in thousands)	2026	2025
Store revenue	$55,384	$44,774
Other	70	46
Total revenue	$55,454	$44,820

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

The Company’s gift card and loyalty program liability activity was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$2,126	$1,186
Revenue deferred - card activations and rewards earned	3,723	3,597
Revenue recognized - card and rewards redemptions and breakage	(3,982)	(3,877)
Ending balance	$1,867	$906

Note 4 – Supplemental Balance Sheet Information
The components of Receivables, net were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Tenant improvement allowance receivables	$2,516	$3,285
Trade receivables	—	23
Other receivables	170	142
Receivables, net	$2,686	$3,450

The components of Inventories were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Coffee beans and product inventory	$2,800	$2,478
Merchandise and supplies	178	140
Other	278	280
Inventories	$3,256	$2,898

The components of Property and equipment, net were as follows:

(in thousands)	Estimated Useful Lives	March 31, 2026	December 31, 2025
Manufacturing equipment	3-7 years	$38,202	$35,366
Leasehold improvements	7-15 years	61,836	58,688
Buildings	15-39 years	21,116	16,103
Furniture and fixtures	5-7 years	12,074	11,388
Vehicles	5-7 years	487	482
Software	5 years	239	239
Construction in progress		15,832	13,789
Property and equipment, gross		149,786	136,055
Less accumulated depreciation		(37,809)	(34,848)
Property and equipment, net		$111,977	$101,207

Depreciation expense was approximately $3.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, and is included in operating expenses in the condensed consolidated statements of operations.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Note 5 – Intangible Assets
The Company has intangible assets that are being amortized over 3 to 15 years consisting of the following:

(in thousands)	March 31, 2026	December 31, 2025
Reacquired franchise rights	$13,504	$13,504
Other intangible assets	3,389	3,389
Less accumulated amortization	(11,577)	(11,085)
Total intangible assets, net	$5,316	$5,808

Amortization expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Reacquired franchise rights	$393	$408
Other intangible assets	99	91

Note 6 – Long-Term Debt

(in thousands)	March 31, 2026	December 31, 2025
Term loan with JPMorgan Chase Bank, N.A.	$19,750	$19,875
Finance obligations(1)	8,705	8,008
Less current portion	(977)	(835)
Less debt issuance costs	(1,073)	(1,131)
Total long-term debt	$26,405	$25,917

(1)Represents failed sale-leaseback arrangements related to certain reverse build-to-suit leases.
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
For the Three Months Ended March 31, 2026 and 2025

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
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5%, and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate represents the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of March 31, 2026, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was approximately 6.02%.
Borrowings under the Prior Credit Facility bore interest at either (a) the SOFR, plus 6.00%, plus a 0.50% spread or (b) the greatest of (i) 2.50% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the Prime Rate, and (iv) the Adjusted Term SOFR Rate for a one-month tenor in effect on such date plus 1.0%, in each case, plus 5.00% and a 0.5% spread, with the amount of spread in both scenarios based on a pricing grid tied to the Company’s total net leverage ratio. As of March 31, 2025, the interest rate on outstanding borrowings was approximately 10.17%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on Black Rock OpCo's net rent adjusted leverage ratio and ranges from 0.25% to 0.35% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of March 31, 2026.
Future principal maturities of long-term debt as of March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$668
2027	1,241
2028	1,387
2029	1,930
2030	15,867
Thereafter	7,362
Total	$28,455

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Interest expense, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense	$525	$2,834
Amortization of debt issuance costs and capitalized modification fees	60	355
Interest income	(163)	(147)
Interest expense, net	$422	$3,042

Note 7 – Leases
The Company leases its stores, roasting and warehouse facilities, and corporate offices under operating leases, typically with initial terms of 10 to 15 years and multiple renewal options for additional periods of up to five years. Renewal options are generally not recognized as a part of the right-of-use assets and lease liabilities as it is not reasonably certain at the commencement date that the Company would exercise the renewal options.
The components of net lease costs, included in occupancy and related expenses, pre-opening costs as well as selling, general and administrative expenses in the condensed consolidated statement of operations, were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$4,822	$3,770
Variable lease cost	269	219
Less sublease income	(27)	(27)
Total lease cost	$5,064	$3,962

Supplemental cash flow information related to leases is as follows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$4,171	$3,430
Operating lease right-of-use assets obtained in exchange for lease obligations	9,523	8,433

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, future minimum lease payments for operating leases consisted of the following:

(in thousands)
Remainder of 2026	$12,829
2027	19,187
2028	18,783
2029	18,171
2030	17,614
Thereafter	119,299
Total lease payments	205,883
Less imputed interest	(61,103)
Total operating lease liabilities	144,780
Less current portion	(9,091)
Total operating lease liability, net of current portion	$135,689

Note 8 – Noncontrolling Interest
Black Rock Coffee Bar, Inc. is the sole managing member of Black Rock OpCo and as a result consolidates the results of operations of Black Rock OpCo. The noncontrolling interest balance represents the LLC Units held by the Continuing Equity Owners. The Seventh Amended and Restated LLC Agreement provides that holders of Black Rock OpCo LLC Units may, from time to time, require Black Rock OpCo to redeem all or a portion of their LLC Units for newly issued Class A common stock in Black Rock Coffee Bar, Inc. on a one-for-one basis. In connection with any redemptions or exchange, Black Rock Coffee Bar, Inc. will receive a corresponding number of Black Rock OpCo LLC Units, increasing Black Rock Coffee Bar, Inc.'s total ownership in Black Rock OpCo. Changes in Black Rock Coffee Bar, Inc.'s ownership in Black Rock OpCo, while Black Rock Coffee Bar, Inc. retains controlling interest in Black Rock OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-on capital.
The following table summarizes the ownership interest in Black Rock OpCo as of March 31, 2026:

(in thousands)	LLC Units	Ownership %
LLC Units held by Black Rock Coffee Bar, Inc.	18,017	36.1%
LLC Units owned by Continuing Equity Owners(1)	31,958	63.9%
Total LLC Units outstanding(1)	49,975	100%

(1)Excludes approximately 80.5 thousand restricted LLC Units still subject to time-based vesting requirements.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Black Rock Coffee Bar, Inc. and the noncontrolling interest holders. Net income (loss) prior to the Company's IPO close was allocated based on the respective ownership percentages at that time. The noncontrolling interest holders' weighted-average ownership percentage for the three months ended March 31, 2026 was 64.8%.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

The following table summarizes the effect of changes in ownership of Black Rock OpCo on the Company's equity for the three months ended March 31, 2026:

(in thousands)
Net income attributable to Black Rock Coffee Bar, Inc.	$378
Transfers from the noncontrolling interest
Increase in additional paid-in capital as a result of the redemption of LLC Units	998
Change from net income attributable to Black Rock Coffee Bar, Inc. and transfers from noncontrolling interest	$1,376

Note 9 – Equity-Based Compensation
Stock Options
The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	647,862
Granted	—
Forfeited or cancelled	—
Outstanding as of March 31, 2026	647,862	$20.00	9.5	$—

As of March 31, 2026, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was approximately $5.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
The activity for restricted stock units ("RSUs") for the three months ended March 31, 2026 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2025	341,246
Granted	—
Forfeited or cancelled	—
Nonvested as of March 31, 2026	341,246	$20.00

As of March 31, 2026, unrecognized compensation cost related to RSUs was approximately $5.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Equity-Based Compensation

	Three Months Ended March 31,
(in thousands)	2026	2025
Selling, general and administrative expenses	$1,187	$—

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Note 10 – Income Taxes and Tax Receivable Agreement
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
The Company's effective tax rate was 5.4% and (9.7)% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the noncontrolling interests.
During the three months ended March 31, 2026, the Company's deferred tax assets increased $3.1 million due to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock and additional tax basis increases generated from expected future payments under the TRA. As of March 31, 2026, the Company recorded a deferred tax asset of $55.8 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
As each of the Continuing Equity Owners elects to convert their LLC Units into Class A common stock, Black Rock Coffee Bar, Inc. will assume their aggregate historical tax basis, which will create a net tax benefit for the Company. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more-likely-than-not that the tax benefit will be realized.
Tax Receivable Agreement
In connection with the Transactions, the Company entered into a TRA with Black Rock OpCo and Continuing Equity Owners that provides for the payment by Black Rock Coffee Bar, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Black Rock Coffee Bar, Inc. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments.
During the three months ended March 31, 2026, the Company's TRA liability increased $3.3 million due to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock. As of March 31, 2026, the Company had a liability of approximately $42.5 million related to its projected obligations under the TRA and is classified as non-current on the condensed consolidated balance sheets based on the expected date of payment.
Note 11 – Net Income Per Share
Prior to the IPO, the Black Rock OpCo membership structure included common units, redeemable Series A Preferred Units, Series A-1 Preferred Units, Series A-2 Preferred Units, and profits interests units. The Company analyzed the calculation of net income (loss) per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per unit information has not been presented for the three months ended March 31, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the three months ended March 31, 2026.

(in thousands)	Three Months Ended March 31, 2026
Numerator:
Net income	$1,799
Less: net income attributable to noncontrolling interests	1,421
Net income attributable to Black Rock Coffee Bar, Inc.	$378

(in thousands, except share and per share amounts)	Three Months Ended March 31, 2026
Basic net income per share attributable to Class A common shareholders
Numerator:
Net income attributable to Black Rock Coffee Bar, Inc.	$378
Denominator:
Weighted-average number of shares of Class A common stock outstanding	17,562,299
Basic net income per share attributable to Class A common shareholders	$0.02

Diluted net income per share attributable to Class A common shareholders
Numerator:
Net income attributable to Black Rock Coffee Bar, Inc.	$378
Diluted net income attributable to Black Rock Coffee Bar, Inc.	$378
Denominator:
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income per share	17,562,299
Diluted net income per share attributable to Class A common shareholders	$0.02

The following Class A common share equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

Three Months Ended March 31, 2026
Stock options	647,862
RSUs	341,246
LLC Units	32,038,336
Total anti-dilutive securities	33,027,444

Shares of the Company's Class B and Class C common stock do not participate in income or losses of Black Rock Coffee Bar, Inc. and therefore are not participating securities. As such, separate presentation of basic and diluted net income per share of Class B and Class C common stock under the two-class method has not been presented.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Note 12 – Related Party Transactions
Too Sweet Cakes, LLC (“Too Sweet”), an Oregon bakery, offers a selection of their baked goods exclusively at certain of the Company’s stores. Shelbi Geyer, the wife of Clay Geyer, the Company’s Chief Operating Officer, and Viking Cake and its affiliates, a beneficial owner of the Company, are owners of and investors in Too Sweet. For the three months ended March 31, 2026 and 2025, the Company made purchases from Too Sweet of $1.6 million.
Note 13 – Commitments and Contingencies
Purchase Obligations
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments. For both fixed-price and price-to-be-fixed purchase commitments, we expect to take delivery of green coffee and to utilize the coffee in a reasonable period of time in the ordinary course of business. Such contracts are used for the normal purchases of green coffee and not for speculative purposes. We do not enter into futures contracts or other derivative instruments related to our green coffee purchase commitments.
Legal Proceedings
The Company is subject to various legal actions in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that the liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these matters that are pending or threatened will not have a material adverse effect on its financial condition, results or operations, or cash flows as of March 31, 2026.
Note 14 – Segment Reporting
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
No changes have been made to the Company’s segment during the three months ended March 31, 2026. In addition, no customer represented 10% or more of total revenue for the three months ended March 31, 2026 and 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

Financial information for the Company’s reportable segment is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment revenue	$55,454	$44,820
Less:
Beverage, food and packaging costs	15,013	12,682
Labor and related expenses	11,475	9,419
Occupancy and related expenses	4,725	3,748
Other store operating expenses(1)	7,782	6,239
Selling, general and administrative expenses	9,242	6,880
Depreciation and amortization	3,453	2,883
Pre-opening costs	1,088	718
Interest expense, net	422	3,042
Other expense (income), net	352	15
Income tax expense	103	78
Segment income (loss)	1,799	(884)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$1,799	$(884)

(1)Other store operating expenses consists of credit card fees, repairs and maintenance, utilities, software subscriptions, property taxes, and other operating expenses, incidental to operating the Company’s stores, such as store supplies, insurance, business permits, and travel expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"), and audited consolidated financial statements included in our Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2025 filed with the SEC on March 4, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Forward-Looking Statements” above and “Risk Factors” elsewhere in this Form 10-Q, in the Form 10-K and our other filings with the SEC.
Overview
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 190 locations spanning seven states as of March 31, 2026, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 75% of our locations include lobbies as of March 31, 2026. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
Driven by a passion for Connection, Caffeine, and Community, Black Rock is a platform to do well by our baristas, guests, and the communities we serve. With a relentless focus on people and excellence, our culture has been key to our success.
These results demonstrate the strength and consistency of our model and highlight our genuine connection to our guests across diverse markets.
Recent Highlights
During the three months ended March 31, 2026, we demonstrated strong execution and meaningful acceleration across the business, supported by total revenue growth, sustained Same Store Sales Growth, and an expansion of our Store-Level Profit Margin. Performance for the quarter reflected progress against our strategic priorities, including deepening customer engagement, strengthening our people-oriented culture, and continuing to expand our marketing presence.
For the three months ended March 31, 2026, we opened 9 net new stores across Colorado, Texas, Arizona, and Oregon, bringing our total store count to 190. As a result, Total revenue grew 23.7% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Total revenue also saw contribution from 5.2% Same Store Sales Growth, supported by check growth and lower discounting during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by softer transaction volume for the three months ended March 31, 2026.
Income from operations margin decreased to 4.8% for the three months ended March 31, 2026 from 5.0% for the three months ended March 31, 2025. Further, Store-Level Profit Margin increased to 29.6% for the three months ended March 31, 2026 from 28.3% for the three months ended March 31, 2025. The increase in Store-Level Profit Margin was primarily driven by operational discipline, cost management and improving unit-level economics.
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
The following table sets forth our key performance measures for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Total Stores (End of Period)	190	154	36
Net New Store Openings	9	5	4
Same Store Sales Growth(1)	5.2%	9.2%	(4.0)%
Average Unit Volume	$1,279	$1,203	$76
Store revenue	$55,384	$44,774	$10,610
Income from operations(3)	$2,676	$2,251	$425
Income from operations margin(3)	4.8%	5.0%	(0.2)%
Store-Level Profit(2)	$16,389	$12,686	$3,703
Store-Level Profit Margin(2)	29.6%	28.3%	1.3%
Net income (loss)(3)	$1,799	$(884)	$2,683
Net income (loss) margin(3)	3.2%	(2.0)%	5.2%
Adjusted EBITDA(2)	$7,429	$6,017	$1,412
Adjusted EBITDA Margin(2)	13.4%	13.4%	—%
Total store operating weeks	2,357	1,944	413

(1)Same Store Sales Growth reflects the change in year-over-year sales for the comparable store base, which we define as stores open for 18 months or longer.
(2)See “Non-GAAP Financial Measures” for a discussion of Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of each measure to its most directly comparable GAAP measure.
(3)The Company does not consider income (loss) from operations, income (loss) from operations margin, net income (loss) or net income (loss) margin to be key performance measures but has included such metrics in this table to provide the most directly comparable GAAP metric to Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin.
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
As of March 31, 2026 and 2025, there were 144 stores and 121 stores, respectively, in our comparable store base.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income (loss) adjusted to exclude interest expense, net, income tax expense, and depreciation and amortization, further adjusted to exclude certain items that we do not consider indicative of our ongoing operating performance, including transaction costs associated with our IPO, capital restructuring costs, equity-based compensation, gain (loss) on the remeasurement of the liability related to the TRA, certain litigation costs, net, and other non-core costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of Total revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA Margin to net loss margin.
Total store operating weeks
Total store operating weeks are calculated based on the number of operating days for the store base and dividing by seven. Our store base is defined as stores open as of the period end date. Management uses this metric as an indicator of our overall financial health, growth and future expansion prospects.

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
Interest expense, net includes cash and non-cash charges related to our finance obligations, Prior Credit Facility and New Credit Facilities, including the amortization of debt issuance costs and loan modification fees, net of capitalized interest associated with borrowings related to eligible capital expenditures and interest income earned on our related party note receivable and cash and cash equivalents.
Other (income) expense, net consists of miscellaneous income and expenses.
Income tax expense consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods presented below:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Store revenue	$55,384	$44,774	$10,610	23.7%
Other	70	46	24	52.2%
Total revenue	55,454	44,820	10,634	23.7%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	15,013	12,682	2,331	18.4%
Labor and related expenses	11,475	9,419	2,056	21.8%
Occupancy and related expenses	4,725	3,748	977	26.1%
Other store operating expenses	7,782	6,239	1,543	24.7%
Total store operating costs and expenses	38,995	32,088	6,907	21.5%
Selling, general and administrative expenses	9,242	6,880	2,362	34.3%
Depreciation and amortization	3,453	2,883	570	19.8%
Pre-opening costs	1,088	718	370	51.5%
Total operating expenses	52,778	42,569	10,209	24.0%
Income from operations	2,676	2,251	425	18.9%
Interest expense, net	(422)	(3,042)	2,620	(86.1)%
Other income (expense), net	(352)	(15)	(337)	2,246.7%
Income (loss) before income taxes	1,902	(806)	2,708	336.0%
Income tax expense	103	78	25	32.1%
Net income (loss)	$1,799	$(884)	$2,683	303.5%

Store revenue
Store revenue increased $10.6 million, or 23.7%, to $55.4 million for the three months ended March 31, 2026, compared to $44.8 million for the three months ended March 31, 2025. The increase in store revenue was primarily driven by 36 Net New Store Openings subsequent to March 31, 2025, which contributed $7.5 million, in the three months ended March 31, 2026. The increase was also driven by 10 stores opened prior to March 31, 2025 that are not yet in the comparable store base, which contributed an incremental $0.8 million for the three months ended March 31, 2026, in addition to the $2.0 million these 10 stores contributed for the three months ended March 31, 2025. The remainder of the increase was primarily driven by Same Store Sales Growth of 5.2%, which contributed $2.2 million, which consists of 3.0%, or $1.3 million, from menu price increases, and 2.8%, or $1.2 million, from increased check size for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by a decrease of 0.6%, or $0.3 million, as a result of decreased traffic.
Other
Other increased $24 thousand, or 52.2%, to $70 thousand for the three months ended March 31, 2026, compared to $46 thousand for the three months ended March 31, 2025. The increase in other was primarily driven by an increase in online and subscription bean sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Beverage, food and packaging costs

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Beverage, food and packaging costs	$15,013	$12,682	$2,331	18.4%
As a percentage of Total revenue	27.1%	28.3%	n/a	(1.2)%

Beverage, food and packaging costs increased $2.3 million, or 18.4%, to $15.0 million for the three months ended March 31, 2026, compared to $12.7 million for the three months ended March 31, 2025. The increase in beverage, food and packaging costs was primarily driven by 36 Net New Store Openings subsequent to March 31, 2025, which contributed approximately $2.0 million of incremental expense.
As a percentage of total revenue, beverage, food and packaging costs decreased for the three months ended March 31, 2026 primarily due to lower discounting and improvements in operating efficiencies.
Labor and related expenses

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Labor and related expenses	$11,475	$9,419	$2,056	21.8%
As a percentage of Total revenue	20.7%	21.0%	n/a	(0.3)%

Labor and related expenses increased $2.1 million, or 21.8%, to $11.5 million for the three months ended March 31, 2026, compared to $9.4 million for the three months ended March 31, 2025. The increase in labor and related expenses was primarily driven by 36 Net New Store Openings subsequent to March 31, 2025, which contributed approximately $1.9 million in incremental expense, as well as an increase in prevailing wage rates in three of our markets.
As a percentage of total revenue, labor and related expenses decreased for the three months ended March 31, 2026 primarily due to our ongoing efforts to improve employee retention and operational efficiency.
Occupancy and related expenses

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Occupancy and related expenses	$4,725	$3,748	$977	26.1%
As a percentage of Total revenue	8.5%	8.4%	n/a	0.1%

Occupancy and related expenses increased $1.0 million, or 26.1%, to $4.7 million for the three months ended March 31, 2026, compared to $3.7 million for the three months ended March 31, 2025. The increase in occupancy and related expenses was primarily due to 36 Net New Store Openings subsequent to March 31, 2025, which contributed approximately $1.0 million in incremental expense.
Other store operating expenses

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Other store operating expenses	$7,782	$6,239	$1,543	24.7%
As a percentage of Total revenue	14.0%	13.9%	n/a	0.1%

Other store operating expenses increased $1.5 million, or 24.7%, to $7.8 million for the three months ended March 31, 2026, compared to $6.2 million for the three months ended March 31, 2025. The increase in other store operating expenses was primarily driven by higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $0.6 million of incremental expense and increased operating costs associated with 36 Net New Store Openings subsequent to March 31, 2025.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$9,242	$6,880	$2,362	34.3%
As a percentage of Total revenue	16.7%	15.4%	n/a	1.3%

Selling, general, and administrative expenses increased $2.4 million, or 34.3%, to $9.2 million for the three months ended March 31, 2026, compared to $6.9 million for the three months ended March 31, 2025. The increase in selling, general, and administrative expenses was primarily driven by a $0.9 million increase in our corporate payroll expenses as a result of increased headcount to support future growth and strategic initiatives, $0.7 million of incremental public company costs and an increased investment in marketing which contributed $0.4 million of incremental expense for the three months ended March 31, 2026. The remainder of the increase was primarily driven by a $1.2 million increase in equity-based compensation, partially offset by $1.1 million of IPO-related expenses incurred during the three months ended March 31, 2025.
Depreciation and amortization

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Depreciation and amortization	$3,453	$2,883	$570	19.8%
As a percentage of Total revenue	6.2%	6.4%	n/a	(0.2)%

Depreciation and amortization increased $0.6 million, or 19.8%, to $3.5 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025. The increase in depreciation and amortization was primarily driven by 36 Net New Store Openings subsequent to March 31, 2025.
Pre-opening costs

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Pre-opening costs	$1,088	$718	$370	51.5%
As a percentage of Total revenue	2.0%	1.6%	n/a	0.4%

Pre-opening costs increased $0.4 million, or 51.5%, to $1.1 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025. The increase in pre-opening costs was primarily a result of increased wages and team costs as a result of 4 more Net New Store Openings for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest expense, net
Interest expense, net decreased $2.6 million, or 86.1%, to $0.4 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.
Other income (expense), net
The increase of $337 thousand in other expense, net to $352 thousand for the three months ended March 31, 2026 from $15 thousand for the three months ended March 31, 2025 was primarily driven $351 thousand of remeasurement expense related to the TRA liability incurred during the three months ended March 31, 2026.
Income tax expense
Income tax expense was an immaterial amount for each of the three months ended March 31, 2026 and 2025.

Non-GAAP Financial Measures
In addition to our condensed consolidated financial statements, which are prepared in accordance with GAAP, we present Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that these non-GAAP financial measures assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone provide.
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
Our Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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

The following tables provide reconciliations of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin as well as income from operations to Store-Level Profit and Store-Level Profit Margin for the periods presented:

	Three Months Ended March 31,
($ in thousands; unaudited)	2026	2025
Net income (loss)	$1,799	$(884)
Non-GAAP Adjustments:
Interest expense, net	422	3,042
Income tax expense	103	78
Depreciation and amortization	3,453	2,883
Transaction costs(1)	—	1,080
Equity-based compensation	1,187	—
TRA remeasurements	351	—
Legal settlement, net(2)	68	(240)
Other costs(3)	46	58
Adjusted EBITDA	$7,429	$6,017
Net income (loss) margin	3.2%	(2.0)%
Adjusted EBITDA Margin	13.4%	13.4%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the three months ended March 31, 2026, includes non-recurring legal fees. For the three months ended March 31, 2025, includes legal costs, offset by insurance proceeds.
(3)Non-recurring professional service costs.

	Three Months Ended March 31,
($ in thousands; unaudited)	2026	2025
Income from operations	$2,676	$2,251
Other	(70)	(46)
Selling, general and administrative expenses	9,242	6,880
Depreciation and amortization	3,453	2,883
Pre-opening costs	1,088	718
Store-Level Profit	$16,389	$12,686
Income from operations margin	4.8%	5.0%
Store-Level Profit Margin	29.6%	28.3%

Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, purchase obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their beverage and food purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payments are due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new stores, existing store capital investments for maintenance, as well as investments in our corporate technology infrastructure to support our corporate office, store locations and digital strategy. We have historically funded our operations primarily through cash provided by operating activities, draws under our New Credit Facilities and Prior Credit Facility as well as the issuance and sales of securities through private placements. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity securities to finance such acquisitions, which would result in additional expenses or dilution to our shareholders.

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
If we do not have sufficient funds to pay taxes, payments under the Tax Receivable Agreement or other liabilities or to fund our operations, we may have to borrow funds or otherwise raise capital, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders or equity holders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Black Rock OpCo does not have sufficient funds to make distributions, the ability of Black Rock Coffee Bar, Inc. to declare and pay cash dividends will also be restricted or impaired.
In addition, we may require additional capital resources to execute strategic initiatives to grow our business in the future. We believe, however, that cash provided by operating activities and existing cash on hand, together with remaining amounts available under our New Credit Facilities and collections of tenant improvement allowances, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future, including our expected capital expenditures for expansion of our store base and production facilities, incremental public company costs, debt service requirements, Tax Receivable Agreement obligations, operating lease obligations, and working capital obligations. See Note 6 (Long-Term Debt), Note 7 (Leases) and Note 10 (Income Taxes and Tax Receivable Agreement) to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information. Our sources of liquidity could be affected by factors described in Part I, Item 1A "Risk Factors" in our 10-K, and risk factors described in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q, depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $20.0 million and $28.4 million as of March 31, 2026 and December 31, 2025, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
Summary of Cash Flows	2026	2025	$	%
($ in thousands)
Net cash provided by operating activities	$6,791	$3,433	$3,358	97.8%
Net cash used in investing activities	(16,525)	(6,548)	(9,977)	152.4%
Net cash provided by financing activities	1,346	9,644	(8,298)	(86.0)%
Net increase (decrease) in cash and cash equivalents	$(8,388)	$6,529	$(14,917)	(228.5)%

Operating Activities:
The increase in net cash provided by operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by an increase in revenue due to 36 Net New Store Openings subsequent to March 31, 2025 and Same Store Sales Growth of 5.2%, as well as improved operating performance as a result of improved operating efficiency and working capital management. Operating cash flows for the three months ended March 31, 2025 benefited from cash generated from 5 Net New Store Openings and Same Store Sales Growth of 9.2%.
Investing Activities:
The increase in net cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by increased investments in capital expenditures as a result of Net New Store Openings and our growing development pipeline. Net cash used in investing activities during the three months ended March 31, 2025 was primarily driven by investments in capital expenditures to support our development pipeline and Net New Store Openings.
Financing Activities:
The decrease in net cash provided by financing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by $10.0 million in borrowings on long-term debt for the three months ended March 31, 2025, partially offset by $1.5 million in tenant improvement allowances collected associated with certain reverse build-to-suit arrangements during the three months ended March 31, 2026.
Material Cash Requirements
Material cash requirements from known contractual obligations arising in the normal course of business primarily consist of operating lease obligations, long-term debt and purchase obligations. In addition, we expect that we will require significant cash to make payments under the Tax Receivable Agreement, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. The following table summarizes our current and long-term material cash requirements as of March 31, 2026:

	Payments Due by Period
($ in thousands)	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter
Operating leases	$205,883	$12,829	$37,970	$35,785	$119,299
Long-term debt(1)	40,523	2,154	6,385	20,918	11,066
Purchase obligations(2)	4,759	3,696	1,063	—	—
Total	$251,165	$18,679	$45,418	$56,703	$130,365

(1)    Long-term debt includes the principal amount of borrowings outstanding under our New Credit Facilities and the interest payments on our New Credit Facilities, which are based on the weighted-average interest rate as of March 31, 2026. Long-term debt also includes total payments to be made under our finance obligations. As contractual interest rates and the amount of debt outstanding are variable in certain cases, actual cash payments may differ from the estimates provided.
(2)    Purchase obligations include legally binding agreements to purchase green coffee, with some specifying a fixed-price, while others are structured as price-to-be-fixed purchase commitments. Until prices are fixed, we estimate the total cost of our price-to-be-fixed purchase commitments.

Credit Facilities
Concurrently with the consummation of the IPO, Black Rock OpCo and certain of its wholly-owned subsidiaries entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto, to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Prior Credit Facility. Subsequent to the IPO, we made principal payments in the amount of $30.3 million thereby reducing the outstanding principal balance of the New Term Loan as of March 31, 2026 to $19.8 million.
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
The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, and transactions with affiliates. In addition, the New Credit Agreement also contains financial covenants that require us not to exceed a maximum net rent adjusted leverage ratio and to maintain a minimum fixed charge coverage ratio.
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted SOFR rate plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5% and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate will represent the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of March 31, 2026, the weighted-average interest rate on outstanding borrowings under the New Revolving Credit Facility was approximately 6.02%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on our net rent adjusted leverage ratio. We expect the commitment fee to range from 0.25% to 0.35% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of March 31, 2026.
Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Off Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements, except for operating leases entered in the normal course of business where we have not taken physical possession of the leased property and unrecorded purchase obligations related to our legally binding firm purchase commitments for inventory purchases.

Critical Accounting Policies and Use of Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates" in our Form 10-K.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the first fiscal year in which our annual gross revenue exceeds $1.235 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K. In the three months ended March 31, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 13 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in the risks affecting the Company since the filing of our Form 10-K, filed with the SEC on March 4, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 18, 2026, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act, we made an unregistered issuance of Black Rock Coffee Bar, Inc.’s Class A common stock via the exchange of 539,019 LLC Units of Black Rock OpCo (and corresponding cancellation of the same number of shares of Class B common stock) held by one of our Continuing Equity Owners for 539,019 shares of our Class A common stock.
Repurchases of Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) On March 12, 2026, a trust affiliated with Jeff Hernandez, the Chairman of our Board of Directors, adopted a Rule 10b5-1 sales plan (the “Hernandez Sales Plan”), providing for the sale of up to 348,000 shares of our Class A common stock. The Hernandez Sales Plan’s expiration date is September 10, 2026. The Hernandez Sales Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On March 12, 2026, a trust affiliated with Daniel Brand, a member of our Board of Directors, adopted a Rule 10b5-1 sales plan (the “Brand Sales Plan”), providing for the sale of up to 150,000 shares of our Class A common stock. The Brand Sales Plan’s expiration date is September 10, 2026. The Brand Sales Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.1	September 16, 2025

3.2	Amended and Restated Bylaws of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.2	September 16, 2025

4.1	Specimen stock certificate evidencing the shares of Class A common stock.	S-1/A	333-289685	4.1	September 2, 2025

10.1	Irrevocable Proxy, dated March 18, 2026	8-K	001-42844	10.1	March 20, 2026

10.2	Letter Agreement, dated February 27, 2026, to that certain Credit Agreement, dated September 15, 2025, by and among Black Rock Coffee Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-42844	10.6.2	March 4, 2026

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

32.1	Certification by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

32.2	Certification by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.					Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					Filed

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					Filed

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

BLACK ROCK COFFEE BAR, INC.
(Registrant)

May 12, 2026	By:	/s/ Mark D. Davis
Date		Mark D. Davis
Chief Executive Officer
(Principal Executive Officer)

May 12, 2026		/s/ Rodderick F. Booth
Date		Rodderick F. Booth
Chief Financial Officer
(Principal Financial Officer)