Form 10-Q
period 2026-06-30
Black Rock Coffee Bar, Inc.
filed 2026-08-12
CIK 2068577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of August 10, 2026, the number of outstanding shares of each class of the registrant's common stock was as follows:
Class A common stock 22,207,657
Class B common stock 22,299,956
Class C common stock 5,565,066

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, expected market conditions and growth, expected store development and expansion, expected capital resources and expenditures, and liquidity, are forward-looking statements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Important factors beyond our control could cause our actual results, financial condition, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
•the increased expenses associated with being a public company; and
•other factors set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Part I - Financial Information
Item 1. Financial Statements
BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,975	$28,406
Receivables, net	4,910	3,450
Inventories	3,392	2,898
Prepaid expenses and deposits	4,539	5,363
Total current assets	28,816	40,117
Property and equipment, net	127,608	101,207
Operating lease right-of-use assets, net	147,858	126,903
Other assets	1,150	277
Goodwill	9,360	9,360
Deferred income tax asset	72,691	52,764
Intangible assets, net	4,885	5,808
Total assets	$392,368	$336,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,096	$12,126
Accrued expenses	10,471	7,986
Accrued payroll and benefits	7,228	6,549
Gift card and loyalty program liability	2,009	2,126
Current portion of long-term debt	1,206	835
Current portion of operating lease liabilities	9,722	8,960
Total current liabilities	40,732	38,582
Tax receivable agreement liability	61,993	38,893
Long-term debt, net of current portion	29,382	25,917
Operating lease liabilities, net of current portion	150,732	128,338
Total liabilities	282,839	231,730
Commitments and Contingencies (Note 13)
Preferred stock, par value $0.00001 per share; 20,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 or December 31, 2025, respectively	—	—
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 22,207,657 and 17,478,452 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.00001 per share, 200,000,000 shares authorized, 22,299,956 and 10,916,155 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, par value $0.00001 per share, 50,000,000 shares authorized, 5,565,066 and 21,661,200 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	53,096	45,735
Retained earnings (Accumulated deficit)	1,536	(60)
Total shareholders' equity attributable to Black Rock Coffee Bar, Inc.	54,632	45,675
Noncontrolling interest	54,897	59,031
Total shareholders' equity	109,529	104,706
Total liabilities and shareholders' equity	$392,368	$336,436

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Store revenue	$62,933	$50,336	$118,317	$95,110
Other	66	58	136	104
Total revenue	62,999	50,394	118,453	95,214
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	16,968	14,673	31,981	27,355
Labor and related expenses	13,235	10,384	24,710	19,803
Occupancy and related expenses	5,069	3,859	9,794	7,607
Other store operating expenses	8,636	6,565	16,418	12,804
Total store operating costs and expenses	43,908	35,481	82,903	67,569
Selling, general and administrative expenses	9,805	7,860	19,047	14,740
Depreciation and amortization	3,932	2,943	7,385	5,826
Pre-opening costs	1,252	843	2,340	1,561
Total operating expenses	58,897	47,127	111,675	89,696
Income from operations	4,102	3,267	6,778	5,518
Interest expense, net	(525)	(3,115)	(947)	(6,157)
Other income (expense), net	(258)	(1,069)	(610)	(1,084)
Income (loss) before income taxes	3,319	(917)	5,221	(1,723)
Income tax expense	101	144	204	222
Net income (loss)	3,218	(1,061)	5,017	(1,945)
Less: Net loss attributable to Black Rock OpCo prior to the Transactions	—	(1,061)	—	(1,945)
Less: Net income attributable to noncontrolling interest	2,000	—	3,421	—
Net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$—	$1,596	$—
Net income per share of Class A common stock: (1)
Basic	$0.06	N/A	$0.08	N/A
Diluted	$0.06	N/A	$0.08	N/A
Weighted-average shares of Class A common stock outstanding
Basic	21,216,632	N/A	19,399,560	N/A
Diluted	21,219,382	N/A	19,400,935	N/A

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
See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended June 30, 2026
	Black Rock Coffee Bar, Inc. Shareholders' Equity
	Class A Common stock		Class B Common stock		Class C Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
Balance as of March 31, 2026	18,017	$—	10,377	$—	21,661	$—	$46,952	$318	$60,213	$107,483
Net income	—	—	—	—	—	—	—	1,218	2,000	3,218
Equity-based compensation	—	—	—	—	—	—	506	—	634	1,140
Issuance of Class A common stock pursuant to vesting of equity awards	17	—	—	—	—	—	18	—	(18)	—
Transfer of ownership interests	—	—	12,043		(12,043)	—	—	—	—	—
Impact of Tax Receivable Agreement	—	—	—	—	—	—	(2,312)	—	—	(2,312)
Noncash redemption of LLC Units	4,173	—	(120)	—	(4,053)	—	7,932	—	(7,932)	—
Balance as of June 30, 2026	22,208	$—	22,300	$—	5,565	$—	$53,096	$1,536	$54,897	$109,529

Six Months Ended June 30, 2026
	Black Rock Coffee Bar, Inc. Shareholders' Equity
	Class A Common stock		Class B Common stock		Class C Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2025	17,479	$—	10,916	$—	21,661	$—	$45,735		$(60)	$59,031	$104,706
Net income	—	—	—	—	—	—	—		1,596	3,421	5,017
Equity-based compensation	—	—	—	—	—	—	934			1,393	2,327
Issuance of Class A common stock pursuant to vesting of equity awards	17	—	—	—	—	—	18		—	(18)	—
Transfer of ownership interests	—	—	12,043	—	(12,043)	—	—		—	—	—
Impact of Tax Receivable Agreement	—	—	—	—	—	—	(2,521)	—	—	—	(2,521)
Noncash redemption of LLC Units	4,712	—	(659)	—	(4,053)	—	8,930			(8,930)	—
Balance as of June 30, 2026	22,208	$—	22,300	$—	5,565	$—	$53,096		$1,536	$54,897	$109,529

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended June 30, 2025
	Temporary Equity
	Series A	Series A-1	Series A-2	Members’ Deficit
Balance as of March 31, 2025	$3,429	$215,322	$30,773	$(267,069)
Net loss	—	—	—	(1,061)
Deemed distribution for Series A-1 Preferred Units	—	8,369	—	(8,369)
Unitholder distributions	$(3,429)	$(150)	$—	$(450)
Balance as of June 30, 2025	$—	$223,541	$30,773	$(276,949)

Six Months Ended June 30, 2025
	Temporary Equity
	Series A	Series A-1	Series A-2	Members’ Deficit
Balance as of December 31, 2024	$3,429	$206,973	$30,773	$(257,836)
Net loss	—	—	—	(1,945)
Deemed distribution for Series A-1 Preferred Units	—	16,718	—	(16,718)
Unitholder distributions	$(3,429)	$(150)	$—	$(450)
Balance as of June 30, 2025	$—	$223,541	$30,773	$(276,949)

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,017	$(1,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,385	5,826
Loss on disposal of property and equipment	165	—
Amortization of debt issuance costs and loan fees	120	728
Accrued paid-in-kind interest	—	146
Interest income from related party	—	(74)
Equity-based compensation	2,327	—
Deferred income taxes	44	—
TRA remeasurement loss	608	—
Non-cash operating lease costs	5,508	4,613
Changes in operating assets and liabilities:
Receivables, net	(11)	(210)
Inventories	(494)	(589)
Prepaid expenses and deposits	824	367
Other assets	(231)	(77)
Accounts payable	(1,154)	(70)
Accrued payroll and benefits	679	(960)
Deferred compensation	—	1,734
Accrued expenses	1,795	1,346
Gift card and loyalty program liability	(117)	(114)
Operating lease liabilities	(3,278)	(2,302)
Net cash provided by operating activities	19,187	8,419
Cash flows from investing activities:
Purchases of property and equipment	(33,151)	(15,033)
Purchase of intangible assets	(63)	(110)
Payments of initial direct costs for operating leases	(671)	—
Net cash used in investing activities	(33,885)	(15,143)
Cash flows from financing activities:
Proceeds from long-term debt	2,651	16,000
Payments on long-term debt	(384)	(528)
Payments of debt issuance costs and loan fees	—	(160)
Payments for redemption of outstanding Series A units	—	(3,429)
Unitholder distributions	—	(600)
Deferred offering costs paid	—	(146)
Net cash provided by financing activities	2,267	11,137
Net increase (decrease) in cash and cash equivalents	(12,431)	4,413
Cash and cash equivalents, beginning of period	28,406	10,227
Cash and cash equivalents, end of period	$15,975	$14,640
Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$1,020	$5,306
Income taxes paid, net of refunds	250	180
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs not yet paid	—	2,532
Property and equipment accrued in accounts payable and accrued expenses	8,104	1,667
Noncash recognition of finance obligations	3,350	—

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

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
The Company is a high-growth operator of guest-centric, drive-thru and lobby coffee bars offering premium caffeinated beverages and an elevated in-store experience. As of June 30, 2026, there were 200 stores operating in seven U.S. states.
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
In connection with the IPO, Black Rock OpCo amended and restated its existing limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Black Rock OpCo into 43,079,227 membership units of Black Rock OpCo (" LLC Units") (before giving effect to the use of proceeds from the IPO, as described below ), (ii) appoint Black Rock Coffee Bar, Inc. as the sole managing member of Black Rock OpCo, and (iii) provide certain redemption rights to the owners of the LLC Units in Black Rock OpCo, exclusive of the Company (the "Continuing Equity Owners").
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
For the Three and Six Months Ended June 30, 2026 and 2025

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
The noncontrolling interests in the condensed consolidated statement of operations for the three and six months ended June 30, 2026 represents the portion of earnings attributable to the economic interest in Black Rock OpCo held by the Continuing Equity Owners. The noncontrolling interest in the condensed consolidated balance sheets as of June 30, 2026 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Units owned by such unit holders. As of June 30, 2026, the noncontrolling interest holders' economic ownership percentage was 55.6%.
Concentrations
For the three months ended June 30, 2026 and 2025, three suppliers accounted for approximately 92% and 93% of purchases, respectively.
For the six months ended June 30, 2026 and 2025, three suppliers accounted for approximately 90% of purchases.
Significant Accounting Policies Update
There have been no material updates to the Company's significant accounting policies during the six months ended June 30, 2026 from those previously reported in the Company's Form 10-K for the year ended December 31, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

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
Note 3 – Revenue Recognition

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Store revenue	$62,933	$50,336	$118,317	$95,110
Other	66	58	136	104
Total revenue	$62,999	$50,394	$118,453	$95,214

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

The Company’s gift card and loyalty program liability activity was as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning balance	$2,126	$1,186
Revenue deferred - card activations and rewards earned	8,427	8,018
Revenue recognized - card and rewards redemptions and breakage	(8,544)	(8,132)
Ending balance	$2,009	$1,072

Note 4 – Supplemental Balance Sheet Information
The components of Receivables, net were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Tenant improvement allowance receivables	$4,598	$3,285
Trade receivables	—	23
Other receivables	312	142
Receivables, net	$4,910	$3,450

The components of Inventories were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Coffee beans and product inventory	$2,972	$2,478
Merchandise and supplies	142	140
Other	278	280
Inventories	$3,392	$2,898

The components of Property and equipment, net were as follows:

(in thousands)	Estimated Useful Lives	June 30, 2026	December 31, 2025
Manufacturing equipment	3-7 years	$41,169	$35,366
Leasehold improvements	7-15 years	66,253	58,688
Buildings	15-39 years	26,762	16,103
Furniture and fixtures	5-7 years	13,393	11,388
Vehicles	5-7 years	487	482
Software	5 years	239	239
Construction in progress		20,484	13,789
Property and equipment, gross		168,787	136,055
Less accumulated depreciation		(41,179)	(34,848)
Property and equipment, net		$127,608	$101,207

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Depreciation expense was approximately $3.4 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and was approximately $6.4 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is included in operating expenses on the condensed consolidated statements of operations.
Note 5 – Intangible Assets
The Company has intangible assets that are being amortized over 3 to 15 years consisting of the following:

(in thousands)	June 30, 2026	December 31, 2025
Reacquired franchise rights	$13,504	$13,504
Other intangible assets	3,452	3,389
Less accumulated amortization	(12,071)	(11,085)
Total intangible assets, net	$4,885	$5,808

Amortization expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reacquired franchise rights	$393	$455	$786	$863
Other intangible assets	101	35	200	126

Note 6 – Long-Term Debt

(in thousands)	June 30, 2026	December 31, 2025
Term loan with JPMorgan Chase Bank, N.A.	$19,625	$19,875
Finance obligations(1)	11,976	8,008
Less current portion	(1,206)	(835)
Less debt issuance costs	(1,013)	(1,131)
Total long-term debt	$29,382	$25,917

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
For the Three and Six Months Ended June 30, 2026 and 2025

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
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5%, and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate represents the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of June 30, 2026, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was approximately 5.99%.
Borrowings under the Prior Credit Facility bore interest at either (a) the SOFR, plus 6.00%, plus a 0.50% spread or (b) the greatest of (i) 2.50% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the Prime Rate, and (iv) the Adjusted Term SOFR Rate for a one-month tenor in effect on such date plus 1.0%, in each case, plus 5.00% and a 0.5% spread, with the amount of spread in both scenarios based on a pricing grid tied to the Company’s total net leverage ratio. As of June 30, 2025, the interest rate on outstanding borrowings was approximately 10.57%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on Black Rock OpCo's net rent adjusted leverage ratio and ranges from 0.25% to 0.35% per annum. The Company is obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of June 30, 2026.
Future principal maturities of long-term debt as of June 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$543
2027	1,356
2028	1,508
2029	2,058
2030	16,002
Thereafter	10,134
Total	$31,601

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Interest expense, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$529	$2,830	$1,054	$5,664
Amortization of debt issuance costs and capitalized modification fees	60	373	120	728
Interest income	(64)	(88)	(227)	(235)
Interest expense, net	$525	$3,115	$947	$6,157

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
The components of net lease costs, included in occupancy and related expenses, pre-opening costs as well as selling, general and administrative expenses in the condensed consolidated statement of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$5,136	$4,228	$9,958	$7,998
Variable lease cost	369	311	638	530
Less sublease income	(27)	(27)	(54)	(54)
Total lease cost	$5,478	$4,512	$10,542	$8,474

Supplemental cash flow information related to leases is as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$7,938	$5,698
Operating lease right-of-use assets obtained in exchange for lease obligations	26,729	19,485

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, future minimum lease payments for operating leases consisted of the following:

(in thousands)
Remainder of 2026	$9,036
2027	20,826
2028	20,781
2029	20,183
2030	19,637
Thereafter	139,635
Total lease payments	230,098
Less imputed interest	(69,644)
Total operating lease liabilities	160,454
Less current portion	(9,722)
Total operating lease liability, net of current portion	$150,732

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
The following table summarizes the ownership interest in Black Rock OpCo as of June 30, 2026:

(in thousands)	LLC Units	Ownership %
LLC Units held by Black Rock Coffee Bar, Inc.	22,208	44.4%
LLC Units owned by Continuing Equity Owners(1)	27,784	55.6%
Total LLC Units outstanding(1)	49,992	100%

(1)Excludes approximately 80.5 thousand restricted LLC Units still subject to time-based vesting requirements.
The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Black Rock Coffee Bar, Inc. and the noncontrolling interest holders. Net income (loss) prior to the Company's IPO close was allocated based on the respective ownership percentages at that time. The noncontrolling interest holders' weighted-average ownership percentage for the three and six months ended June 30, 2026 was 57.6% and 60.4%, respectively.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes the effect of changes in ownership of Black Rock OpCo on the Company's equity for the periods presented:

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$1,596
Transfers from the noncontrolling interest
Increase in additional paid-in capital as a result of the redemption of LLC Units	7,932	8,930
Increase in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards	18	18
Change from net income attributable to Black Rock Coffee Bar, Inc. and transfers from noncontrolling interest	$9,168	$10,544

Note 9 – Equity-Based Compensation
Stock Options
During the six months ended June 30, 2026, the Company granted stock options under the 2025 Plan to purchase shares of Class A common stock at an exercise price equal to the Company's closing stock price on the grant date. The stock options will vest on May 14, 2029, subject to continued service through such date.
The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	647,862	20.00	9.7	$1,458
Granted	95,240	$7.16
Forfeited	(25,406)	20.00
Outstanding as of June 30, 2026	717,696	$18.30	9.3	$108

As of June 30, 2026, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was approximately $4.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The grant date fair value of stock options granted during the six months ended June 30, 2026 was determined using the Black-Scholes model with the following assumptions:

Dividend yield(1)	None
Volatility(2)	50.3%
Risk-free interest rate(3)	4.17%
Expected term (years)(4)	6.5
Weighted-average grant date fair value per share	$3.93

(1) The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock in the foreseeable future.
(2) Volatility was based on a group of industry peers with sufficient history.
(3) The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected term of the options.
(4) Because the Company does not yet have sufficient historical exercise data to provide a reasonable basis for estimating future exercise patterns, the expected term was calculated using a simplified method averaging the contractual term and the vesting period of the option.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Restricted Stock Units
During the six months ended June 30, 2026, the Company granted restricted stock units ("RSUs") to employees and directors under the 2025 Plan. RSUs represent the right to receive shares of the Company's Class A common stock at a specified future date. RSUs under the 2025 Plan are generally subject to a service condition. The service condition for the employee grants is satisfied over 3 years, whereby one-third of the RSUs vest on each annual anniversary of the grant date, subject to continued service through the applicable vesting date. The service condition for directors is satisfied on the date of the annual meeting of shareholders to be held in 2027, or, if earlier, the first anniversary of the grant date, subject to continued service through the applicable vesting date.
The activity for RSUs for the six months ended June 30, 2026 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2025	341,246	$20.00
Granted	113,228	$7.82
Vested	(16,872)	20.00
Forfeited	(18,124)	20.00
Nonvested as of June 30, 2026	419,478	$16.71

As of June 30, 2026, unrecognized compensation cost related to RSUs was approximately $5.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Equity-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative expenses	$1,140	$—	$2,327	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income tax expense	$101	$144	$204	$222
Effective tax rate	3.0%	(15.7)%	3.9%	(12.9)%

The effective tax rate differs from our statutory rate in the periods presented due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the noncontrolling interests and discrete tax items.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

During the six months ended June 30, 2026, the Company's deferred tax assets increased $19.9 million primarily due to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock and additional tax basis increases generated from expected future payments under the TRA. As of June 30, 2026, the Company recorded a deferred tax asset of $72.7 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
As each of the Continuing Equity Owners elects to redeem their LLC Units into Class A common stock, Black Rock Coffee Bar, Inc. will assume their aggregate historical tax basis, which will create a net tax benefit for the Company. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more-likely-than-not that the tax benefit will be realized.
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
During the six months ended June 30, 2026, the Company's TRA liability increased $23.1 million due to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock and changes in the Company's statutory income tax rate. As of June 30, 2026, the Company had a liability of approximately $62.0 million related to its projected obligations under the TRA and is classified as non-current on the condensed consolidated balance sheets based on the expected date of payment.
Note 11 – Net Income Per Share
Prior to the IPO, the Black Rock OpCo membership structure included common units, redeemable Series A Preferred Units, Series A-1 Preferred Units, Series A-2 Preferred Units, and profits interests units. The Company analyzed the calculation of net income (loss) per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, net income (loss) per unit information has not been presented for the three and six months ended June 30, 2025.
The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2026:

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Numerator:
Net income	3,218	5,017
Less: net income attributable to noncontrolling interests	2,000	3,421
Net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$1,596

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share and per share amounts)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Basic net income per share attributable to Class A common shareholders
Numerator:
Net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$1,596
Denominator:
Weighted-average number of shares of Class A common stock outstanding	21,216,632	19,399,560
Basic net income per share attributable to Class A common shareholders	$0.06	$0.08

Diluted net income per share attributable to Class A common shareholders
Numerator:
Net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$1,596
Diluted net income attributable to Black Rock Coffee Bar, Inc.	$1,218	$1,596
Denominator:
Number of shares used in basic computation	21,216,632	19,399,560
Add: Weighted-average effect of dilutive securities
RSUs	2,750	1,375
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income per share	21,219,382	19,400,935
Diluted net income per share attributable to Class A common shareholders	$0.06	$0.08

The following Class A common share equivalents were excluded from diluted net income per share in the periods presented because they were anti-dilutive:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stock options	717,696	717,696
RSUs	416,728	418,103
LLC Units	27,865,022	27,865,022
Total anti-dilutive securities	28,999,446	29,000,821

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

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Note 12 – Related Party Transactions
Too Sweet Cakes, LLC (“Too Sweet”), an Oregon bakery, offers a selection of their baked goods exclusively at certain of the Company’s stores. An affiliate of Clay Geyer, the Company’s Chief Operating Officer, and Viking Cake and its affiliates, which are affiliated with certain of the Co-Founders, are owners of and investors in Too Sweet. For the three months ended June 30, 2026 and 2025, the Company made purchases from Too Sweet of $1.8 million. For the six months ended June 30, 2026 and 2025, the Company made purchases from Too Sweet of $3.4 million and $3.3 million, respectively.
On May 15, 2026, the Company entered into an irrevocable proxy (the “Proxy”) with Viking Cake Fuel, LLC, Viking Cake Fuel II, LLC, Jeffrey R. Hernandez 2021 Trust, Tiffany S. Hernandez 2021 Trust, Daniel J. Brand 2021 Trust, Tanya N. Brand 2021 Trust (collectively, the "Proxy Parties"), each of which is or was a Class C common shareholder of the Company.
The Proxy Parties are also parties to that certain Voting Agreement (the "Founders Voting Agreement"), dated September 11, 2025, by and among the Company, Cynosure Partners 2020, LP, Cynosure Partners 2020 PV, LP, Cynosure Partners 2020 Co-Investment, LLC, Cynosure Partners III, LP, and Cynosure Partners III Offshore, LP, Viking Cake Fuel, LLC, Viking Cake Fuel II, LLC, and Jeffrey R. Hernandez 2021 Trust, Tiffany S. Hernandez 2021 Trust, Daniel J. Brand 2021 Trust, Tanya N. Brand 2021 Trust, Jacob V. Spellmeyer 2021 Trust, Juliet A. Spellmeyer 2021 Trust, Bryan D. Pereboom 2021 Trust, and Nicole R. Pereboom 2021 Trust, Vahalda Fuel, LLC and Aureata Fuel, LLC (collectively, the “Founder Investors”). Pursuant to the Proxy and subject to the terms of the Founders Voting Agreement, the Company, the Chief Executive Officer of the Company and any other designee of the Company have been authorized and empowered by the Proxy Parties to serve as their attorney-in-fact and proxy to vote all shares of the Company’s Class A, Class B or Class C common stock held by the Proxy Parties or over which the Proxy Parties have voting control (the “Covered Shares”) and to exercise all voting, consent and similar rights of the Proxy Parties with respect to the Covered Shares until the later of (a) two years from May 15, 2026 and (b) the termination of the Founders Voting Agreement.
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
Legal Proceedings
The Company is subject to various legal actions in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that the liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these matters that are pending or threatened will not have a material adverse effect on its financial condition, results or operations, or cash flows as of June 30, 2026.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Litigation Related to Securities Claims
On June 18, 2026, plaintiff Stephen Aiello filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Black Rock Coffee Bar, Inc. and its directors as well as Mark D. Davis, Chief Executive Officer, and Rodderick F. Booth, Chief Financial Officer, for alleged violations of U.S. federal securities laws. The plaintiff purports to bring claims on behalf of a class of acquirers of Black Rock Coffee Bar, Inc. securities between September 12, 2025 and May 12, 2026, and generally alleges that certain statements regarding the Company's store expansion strategy and the impact of new store openings on existing store performance were materially false or misleading. The complaint primarily seeks compensatory damages for all affected members of the purported class.
The Company intends to vigorously defend this lawsuit. Given the nature of this case, including that the proceeding is in its early stages, the Company is unable to predict the ultimate outcome of this case or estimate the range of potential loss, if any.
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
No changes have been made to the Company’s segment during the three and six months ended June 30, 2026. In addition, no customer represented 10% or more of total revenue for the three or six months ended June 30, 2026 and 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

Financial information for the Company’s reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment revenue	$62,999	$50,394	$118,453	$95,214
Less:
Beverage, food and packaging costs	16,968	14,673	31,981	27,355
Labor and related expenses	13,235	10,384	24,710	19,803
Occupancy and related expenses	5,069	3,859	9,794	7,607
Other store operating expenses(1)	8,636	6,565	16,418	12,804
Selling, general and administrative expenses	9,805	7,860	19,047	14,740
Depreciation and amortization	3,932	2,943	7,385	5,826
Pre-opening costs	1,252	843	2,340	1,561
Interest expense, net	525	3,115	947	6,157
Other expense (income), net	258	1,069	610	1,084
Income tax expense	101	144	204	222
Segment income (loss)	3,218	(1,061)	5,017	(1,945)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$3,218	$(1,061)	$5,017	$(1,945)

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
Overview
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 200 locations spanning seven states as of June 30, 2026, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 75% of our locations include lobbies as of June 30, 2026. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
Driven by a passion for Connection, Caffeine, and Community, Black Rock is a platform to do well by our baristas, guests, and the communities we serve. With a relentless focus on people and excellence, our culture has been key to our success.
These results demonstrate the strength and consistency of our model and highlight our genuine connection to our guests across diverse markets.
Recent Highlights
During the three months ended June 30, 2026, we demonstrated another strong quarter supported by total revenue growth, sustained Same Store Sales Growth, and an expansion of our Store-Level Profit Margin. Performance for the quarter reflected progress against our strategic priorities, including deepening customer engagement, strengthening our people-oriented culture, and continuing to expand our marketing presence.
For the three months ended June 30, 2026, we opened 10 net new stores across Colorado, Texas, Arizona, and Idaho, bringing our total store count to 200. As a result, Total revenue grew 25.0% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Total revenue also saw contribution from 4.2% Same Store Sales Growth, supported by menu price increases and check growth during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, partially offset by softer transaction volume for the three months ended June 30, 2026.
Income from operations margin remained flat at 6.5% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Further, Store-Level Profit Margin increased to 30.2% for the three months ended June 30, 2026 from 29.5% for the three months ended June 30, 2025. The increase in Store-Level Profit Margin was primarily driven by operational discipline, cost management and improving unit-level economics.
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
The following table sets forth our key performance measures for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Change	2026	2025	Change
Total Stores (End of Period)	200	158	42	200	158	42
Net New Store Openings	10	4	6	19	9	10
Same Store Sales Growth(1)	4.2%	10.9%	(6.7)%	4.7%	10.1%	(5.4)%
Average Unit Volume	$1,288	$1,226	$62	$1,288	$1,226	$62
Store revenue	$62,933	$50,336	$12,597	$118,317	$95,110	$23,207
Income from operations(3)	$4,102	$3,267	$835	$6,778	$5,518	$1,260
Income from operations margin(3)	6.5%	6.5%	—%	5.7%	5.8%	(0.1)%
Store-Level Profit(2)	$19,025	$14,855	$4,170	$35,414	$27,541	$7,873
Store-Level Profit Margin(2)	30.2%	29.5%	0.7%	29.9%	29.0%	0.9%
Net income (loss)(3)	$3,218	$(1,061)	$4,279	$5,017	$(1,945)	$6,962
Net income (loss) margin(3)	5.1%	(2.1)%	7.2%	4.2%	(2.0)%	6.2%
Adjusted EBITDA(2)	$9,427	$8,046	$1,381	$16,856	$14,063	$2,793
Adjusted EBITDA Margin(2)	15.0%	16.0%	(1.0)%	14.2%	14.8%	(0.6)%
Total store operating weeks	2,510	2,015	495	4,867	3,959	908

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
As of June 30, 2026 and 2025, there were 149 stores and 125 stores, respectively, in our comparable store base.

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

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented below:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Store revenue	$62,933	$50,336	$12,597	25.0%
Other	66	58	8	13.8%
Total revenue	62,999	50,394	12,605	25.0%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	16,968	14,673	2,295	15.6%
Labor and related expenses	13,235	10,384	2,851	27.5%
Occupancy and related expenses	5,069	3,859	1,210	31.4%
Other store operating expenses	8,636	6,565	2,071	31.5%
Total store operating costs and expenses	43,908	35,481	8,427	23.8%
Selling, general and administrative expenses	9,805	7,860	1,945	24.7%
Depreciation and amortization	3,932	2,943	989	33.6%
Pre-opening costs	1,252	843	409	48.5%
Total operating expenses	58,897	47,127	11,770	25.0%
Income from operations	4,102	3,267	835	25.6%
Interest expense, net	(525)	(3,115)	2,590	(83.1)%
Other income (expense), net	(258)	(1,069)	811	(75.9)%
Income (loss) before income taxes	3,319	(917)	4,236	461.9%
Income tax expense	101	144	(43)	(29.9)%
Net income (loss)	$3,218	$(1,061)	$4,279	403.3%

Store revenue
Store revenue increased $12.6 million, or 25.0%, to $62.9 million for the three months ended June 30, 2026, compared to $50.3 million for the three months ended June 30, 2025. The increase in store revenue was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed $9.8 million, in the three months ended June 30, 2026. The increase was also driven by 9 stores opened during the six months ended June 30, 2025 that are not yet in the comparable store base, which contributed an incremental $0.8 million for the three months ended June 30, 2026, in addition to the $1.8 million these 9 stores contributed for the three months ended June 30, 2025. The remainder of the increase was primarily driven by Same Store Sales Growth of 4.2%, that contributed $2.0 million, which consists of 2.4%, or $1.1 million, from menu price increases, and 3.8%, or $1.8 million, from increased check size for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, partially offset by a decrease of 2.0%, or $0.9 million, as a result of decreased traffic.
Other
Other increased $8 thousand, or 13.8%, to $66 thousand for the three months ended June 30, 2026, compared to $58 thousand for the three months ended June 30, 2025. The increase in other was primarily driven by an increase in online and subscription bean sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Beverage, food and packaging costs

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Beverage, food and packaging costs	$16,968	$14,673	$2,295	15.6%
As a percentage of Total revenue	26.9%	29.1%	n/a	(2.2)%

Beverage, food and packaging costs increased $2.3 million, or 15.6%, to $17.0 million for the three months ended June 30, 2026, compared to $14.7 million for the three months ended June 30, 2025. The increase in beverage, food and packaging costs was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $2.7 million of incremental expense.
As a percentage of Total revenue, beverage, food and packaging costs decreased for the three months ended June 30, 2026 primarily due to lower discounting and improvements in operating efficiencies.
Labor and related expenses

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Labor and related expenses	$13,235	$10,384	$2,851	27.5%
As a percentage of Total revenue	21.0%	20.6%	n/a	0.4%

Labor and related expenses increased $2.9 million, or 27.5%, to $13.2 million for the three months ended June 30, 2026, compared to $10.4 million for the three months ended June 30, 2025. The increase in labor and related expenses was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $2.4 million in incremental expense, as well as an increase in prevailing wage rates in three of our markets.
As a percentage of Total revenue, labor and related expenses increased for the three months ended June 30, 2026 primarily due to a higher concentration of stores in the early stages of maturation within the non-comparable store base which generally incur higher labor costs relative to revenue as staffing levels are established ahead of achieving normalized sales volumes.
Occupancy and related expenses

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Occupancy and related expenses	$5,069	$3,859	$1,210	31.4%
As a percentage of Total revenue	8.0%	7.7%	n/a	0.3%

Occupancy and related expenses increased $1.2 million, or 31.4%, to $5.1 million for the three months ended June 30, 2026, compared to $3.9 million for the three months ended June 30, 2025. The increase in occupancy and related expenses was primarily due to 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $1.2 million in incremental expense.
Other store operating expenses

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Other store operating expenses	$8,636	$6,565	$2,071	31.5%
As a percentage of Total revenue	13.7%	13.0%	n/a	0.7%

Other store operating expenses increased $2.1 million, or 31.5%, to $8.6 million for the three months ended June 30, 2026, compared to $6.6 million for the three months ended June 30, 2025. The increase in other store operating expenses was primarily driven by increased operating costs associated with 42 Net New Store Openings subsequent to June 30, 2025, higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $0.5 million of incremental expense, and an increase in repairs and maintenance which contributed $0.4 million of incremental expense.
As a percentage of Total revenue, other store operating expenses increased for the three months ended June 30, 2026 primarily due to higher property taxes, software subscription costs primarily driven by vendor price increases and higher repair and maintenance expenses, partially offset by lower merchant processing fees as a percentage of revenue.
Selling, general and administrative expenses

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$9,805	$7,860	$1,945	24.7%
As a percentage of Total revenue	15.6%	15.6%	n/a	—%

Selling, general, and administrative expenses increased $1.9 million, or 24.7%, to $9.8 million for the three months ended June 30, 2026, compared to $7.9 million for the three months ended June 30, 2025. The increase in selling, general, and administrative expenses was primarily driven by a $1.1 million increase in equity-based compensation, $0.8 million increase in our corporate payroll expenses as a result of increased headcount to support expected future growth and strategic initiatives, and $0.9 million of incremental public company costs, partially offset by $1.5 million of IPO-related expenses incurred during the three months ended June 30, 2025.
Depreciation and amortization

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Depreciation and amortization	$3,932	$2,943	$989	33.6%
As a percentage of Total revenue	6.2%	5.8%	n/a	0.4%

Depreciation and amortization increased $1.0 million, or 33.6%, to $3.9 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025. The increase in depreciation and amortization was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025.
Pre-opening costs

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Pre-opening costs	$1,252	$843	$409	48.5%
As a percentage of Total revenue	2.0%	1.7%	n/a	0.3%

Pre-opening costs increased $0.4 million, or 48.5%, to $1.3 million for the three months ended June 30, 2026, compared to $0.8 million for the three months ended June 30, 2025. The increase in pre-opening costs was primarily a result of increased wages and team costs as a result of 6 more Net New Store Openings for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Interest expense, net
Interest expense, net decreased $2.6 million, or 83.1%, to $0.5 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.
Other income (expense), net
The decrease of $0.8 million in other expense, net to $0.3 million for the three months ended June 30, 2026 from $1.1 million of expense for the three months ended June 30, 2025 was primarily driven by $1.1 million of capital restructuring fees incurred during the three months ended June 30, 2025, partially offset by $0.3 million of remeasurement expense related to the TRA liability incurred during the three months ended June 30, 2026.
Income tax expense
Income tax expense was an immaterial amount for each of the three months ended June 30, 2026 and 2025.

Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented below:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Store revenue	$118,317	$95,110	$23,207	24.4%
Other	136	104	32	30.8%
Total revenue	118,453	95,214	23,239	24.4%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	31,981	27,355	4,626	16.9%
Labor and related expenses	24,710	19,803	4,907	24.8%
Occupancy and related expenses	9,794	7,607	2,187	28.7%
Other store operating expenses	16,418	12,804	3,614	28.2%
Total store operating costs and expenses	82,903	67,569	15,334	22.7%
Selling, general and administrative expenses	19,047	14,740	4,307	29.2%
Depreciation and amortization	7,385	5,826	1,559	26.8%
Pre-opening costs	2,340	1,561	779	49.9%
Total operating expenses	111,675	89,696	21,979	24.5%
Income (loss) from operations	6,778	5,518	1,260	22.8%
Interest expense, net	(947)	(6,157)	5,210	(84.6)%
Other income (expense), net	(610)	(1,084)	474	(43.7)%
Income (loss) before income taxes	5,221	(1,723)	6,944	(403.0)%
Income tax expense	204	222	(18)	(8.1)%
Net income (loss)	$5,017	$(1,945)	$6,962	(357.9)%

Store revenue
Store revenue increased $23.2 million, or 24.4%, to $118.3 million for the six months ended June 30, 2026, compared to $95.1 million for the six months ended June 30, 2025. The increase in store revenue was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed $16.4 million, in the six months ended June 30, 2026. The increase was also driven by 9 stores opened during the six months ended June 30, 2025 that are not yet in the comparable store base, which contributed an incremental $2.5 million for the six months ended June 30, 2026, in addition to the $2.4 million these 9 stores contributed for the six months ended June 30, 2025. The remainder of the increase was primarily driven by Same Store Sales Growth of 4.7%, which contributed $4.2 million, which consists of 2.7%, or $2.4 million, from menu price increases, and 3.3%, or $3.0 million, from increased check size for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, partially offset by a decrease of 1.4%, or $1.2 million, as a result of decreased traffic.
Other
Other increased $32 thousand, or 30.8%, to $136 thousand for the six months ended June 30, 2026, compared to $104 thousand for the six months ended June 30, 2025. The increase in other was primarily driven by an increase in online and subscription bean sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Beverage, food and packaging costs

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Beverage, food and packaging costs	$31,981	$27,355	$4,626	16.9%
As a percentage of Total revenue	27.0%	28.7%	n/a	(1.7)%

Beverage, food and packaging costs increased $4.6 million, or 16.9%, to $32.0 million for the six months ended June 30, 2026, compared to $27.4 million for the six months ended June 30, 2025. The increase in beverage, food and packaging costs was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $4.4 million of incremental expense.
As a percentage of Total revenue, beverage, food and packaging costs decreased for the six months ended June 30, 2026 primarily due to lower discounting and improvements in operating efficiencies.
Labor and related expenses

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Labor and related expenses	$24,710	$19,803	$4,907	24.8%
As a percentage of Total revenue	20.9%	20.8%	n/a	0.1%

Labor and related expenses increased $4.9 million, or 24.8%, to $24.7 million for the six months ended June 30, 2026, compared to $19.8 million for the six months ended June 30, 2025. The increase in labor and related expenses was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $4.1 million in incremental expense, as well as an increase in prevailing wage rates in three of our markets.
Occupancy and related expenses

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Occupancy and related expenses	$9,794	$7,607	$2,187	28.7%
As a percentage of Total revenue	8.3%	8.0%	n/a	0.3%

Occupancy and related expenses increased $2.2 million, or 28.7%, to $9.8 million for the six months ended June 30, 2026, compared to $7.6 million for the six months ended June 30, 2025. The increase in occupancy and related expenses was primarily due to 42 Net New Store Openings subsequent to June 30, 2025, which contributed approximately $2.1 million in incremental expense.
Other store operating expenses

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Other store operating expenses	$16,418	$12,804	$3,614	28.2%
As a percentage of Total revenue	13.9%	13.4%	n/a	0.5%

Other store operating expenses increased $3.6 million, or 28.2%, to $16.4 million for the six months ended June 30, 2026, compared to $12.8 million for the six months ended June 30, 2025. The increase in other store operating expenses was primarily driven by increased operating costs associated with 42 Net New Store Openings subsequent to June 30, 2025, higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $1.1 million, and an increase in repairs and maintenance which contributed $0.4 million of incremental expense.

As a percentage of Total revenue, other store operating expenses increased for the six months ended June 30, 2026 primarily due to higher software subscription costs primarily driven by vendor price increases and higher property taxes, partially offset by lower merchant processing fees as a percentage of revenue.
Selling, general and administrative expenses

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$19,047	$14,740	$4,307	29.2%
As a percentage of Total revenue	16.1%	15.5%	n/a	0.6%

Selling, general, and administrative expenses increased $4.3 million, or 29.2%, to $19.0 million for the six months ended June 30, 2026, compared to $14.7 million for the six months ended June 30, 2025. The increase in selling, general, and administrative expenses was primarily driven by a $2.3 million increase in equity-based compensation, $1.7 million increase in our corporate payroll expenses as a result of increased headcount to support expected future growth and strategic initiatives, $1.8 million of incremental public company costs and an increased investment in marketing which contributed $0.6 million of incremental expense for the six months ended June 30, 2026, partially offset by $2.6 million of IPO-related expenses incurred during the six months ended June 30, 2025.
Depreciation and amortization

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Depreciation and amortization	$7,385	$5,826	$1,559	26.8%
As a percentage of Total revenue	6.2%	6.1%	n/a	0.1%

Depreciation and amortization increased $1.6 million, or 26.8%, to $7.4 million for the six months ended June 30, 2026, compared to $5.8 million for the six months ended June 30, 2025. The increase in depreciation and amortization was primarily driven by 42 Net New Store Openings subsequent to June 30, 2025.
Pre-opening costs

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Pre-opening costs	$2,340	$1,561	$779	49.9%
As a percentage of Total revenue	2.0%	1.6%	n/a	0.4%

Pre-opening costs increased $0.8 million, or 49.9%, to $2.3 million for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025. The increase in pre-opening costs was primarily a result of increased wages and team costs as a result of 10 more Net New Store Openings for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Interest expense, net
Interest expense, net decreased $5.2 million, or 84.6%, to $0.9 million for the six months ended June 30, 2026, compared to $6.2 million for the six months ended June 30, 2025. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.
Other income (expense), net
The decrease of $0.5 million in other expense, net to $0.6 million for the six months ended June 30, 2026 from $1.1 million for the six months ended June 30, 2025 was due to $1.1 million of capital restructuring fees incurred during the six months ended June 30, 2025, partially offset by $0.6 million of remeasurement expense related to the TRA liability incurred during the six months ended June 30, 2026.

Income tax expense
Income tax expense was an immaterial amount for each of the six months ended June 30, 2026 and 2025.

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

The following tables provide reconciliations of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin as well as income from operations to Store-Level Profit and Store-Level Profit Margin for the periods presented:

	Three Months Ended June 30,
($ in thousands; unaudited)	2026	2025
Net income (loss)	$3,218	$(1,061)
Non-GAAP Adjustments:
Interest expense, net	525	3,115
Income tax expense	101	144
Depreciation and amortization	3,932	2,943
Transaction costs(1)	—	1,505
Capital restructuring costs	—	1,071
Equity-based compensation	1,140	—
TRA remeasurements	257	—
Legal settlement, net(2)	164	202
Other costs(3)	90	127
Adjusted EBITDA	$9,427	$8,046
Net income (loss) margin	5.1%	(2.1)%
Adjusted EBITDA Margin	15.0%	16.0%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the three months ended June 30, 2026 and 2025, includes non-recurring legal costs.
(3)Non-recurring professional service costs.

	Six Months Ended June 30,
($ in thousands; unaudited)	2026	2025
Net income (loss)	$5,017	$(1,945)
Non-GAAP Adjustments:
Interest expense, net	947	6,157
Income tax expense	204	222
Depreciation and amortization	7,385	5,826
Transaction costs(1)	—	2,585
Capital restructuring costs	—	1,071
Equity-based compensation	2,327	—
TRA remeasurements	608	—
Legal settlement, net(2)	232	(38)
Other costs(3)	136	185
Adjusted EBITDA	$16,856	$14,063
Net income (loss) margin	4.2%	(2.0)%
Adjusted EBITDA Margin	14.2%	14.8%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the six months ended June 30, 2026, includes non-recurring legal costs. For the six months ended June 30, 2025, includes legal costs, offset by insurance proceeds.
(3)Non-recurring professional service costs.

	Three Months Ended June 30,
($ in thousands; unaudited)	2026	2025
Income from operations	$4,102	$3,267
Other	(66)	(58)
Selling, general and administrative expenses	9,805	7,860
Depreciation and amortization	3,932	2,943
Pre-opening costs	1,252	843
Store-Level Profit	$19,025	$14,855
Income from operations margin	6.5%	6.5%
Store-Level Profit Margin	30.2%	29.5%

	Six Months Ended June 30,
($ in thousands; unaudited)	2026	2025
Income from operations	6,778	5,518
Other	(136)	(104)
Selling, general and administrative expenses	19,047	14,740
Depreciation and amortization	7,385	5,826
Pre-opening costs	2,340	1,561
Store-Level Profit	$35,414	$27,541
Income from operations margin	5.7%	5.8%
Store-Level Profit Margin	29.9%	29.0%

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
In addition, we may require additional capital resources to execute strategic initiatives to grow our business in the future. We believe, however, that cash provided by operating activities and existing cash on hand, together with remaining amounts available under our New Credit Facilities and collections of tenant improvement allowances, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future, including our expected capital expenditures for expansion of our store base and production facilities and other growth and strategic initiatives, incremental public company costs, debt service requirements, Tax Receivable Agreement obligations, operating lease obligations, and working capital obligations. See Note 6 – Long-Term Debt, Note 7 – Leases, and Note 10 – Income Taxes and Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information. Our sources of liquidity could be affected by factors described in Part I, Item 1A "Risk Factors" in our 10-K, and risk factors described in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q, depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $16.0 million and $28.4 million as of June 30, 2026 and December 31, 2025, respectively.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Change
Summary of Cash Flows	2026	2025	$	%
($ in thousands)
Net cash provided by operating activities	$19,187	$8,419	$10,768	127.9%
Net cash used in investing activities	(33,885)	(15,143)	(18,742)	123.8%
Net cash provided by financing activities	2,267	11,137	(8,870)	(79.6)%
Net increase (decrease) in cash and cash equivalents	$(12,431)	$4,413	$(16,844)	(381.7)%

Operating Activities:
The increase in net cash provided by operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by an increase in revenue due to 42 Net New Store Openings subsequent to June 30, 2025 and Same Store Sales Growth of 4.7%, as well as improved operating performance as a result of improved operating efficiency and working capital management.

Investing Activities:
The increase in net cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by increased investments in capital expenditures as a result of Net New Store Openings and our growing development pipeline.
Financing Activities:
The decrease in net cash provided by financing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by $16.0 million in borrowings on long-term debt and $3.4 million in payments related to the redemption of ownership interests during the six months ended June 30, 2025, offset by the collection of $2.7 million in tenant improvement allowances associated with certain reverse build-to-suit arrangements during the six months ended June 30, 2026.
Material Cash Requirements
Material cash requirements from known contractual obligations arising in the normal course of business primarily consist of operating lease obligations, long-term debt and purchase obligations. In addition, we expect that we will require significant cash to make payments under the Tax Receivable Agreement, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. The following table summarizes our current and long-term material cash requirements as of June 30, 2026:

	Payments Due by Period
($ in thousands)	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter
Operating leases	$230,098	$9,036	$41,607	$39,820	$139,635
Long-term debt(1)	45,070	1,630	7,003	21,540	14,897
Purchase obligations(2)	3,956	2,711	1,245	—	—
Total	$279,124	$13,377	$49,855	$61,360	$154,532

(1)    Long-term debt includes the principal amount of borrowings outstanding under our New Credit Facilities and the interest payments on our New Credit Facilities, which are based on the weighted-average interest rate as of June 30, 2026. Long-term debt also includes total payments to be made under our finance obligations. As contractual interest rates and the amount of debt outstanding are variable in certain cases, actual cash payments may differ from the estimates provided.
(2)    Purchase obligations include legally binding agreements to purchase green coffee, with some specifying a fixed-price, while others are structured as price-to-be-fixed purchase commitments. Until prices are fixed, we estimate the total cost of our price-to-be-fixed purchase commitments.
Credit Facilities
Concurrently with the consummation of the IPO, Black Rock OpCo and certain of its wholly-owned subsidiaries entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto, to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Prior Credit Facility. Subsequent to the IPO, we made principal payments in the amount of $30.4 million thereby reducing the outstanding principal balance of the New Term Loan as of June 30, 2026 to $19.6 million.
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

Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted SOFR rate plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5% and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate will represent the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of June 30, 2026, the weighted-average interest rate on outstanding borrowings under the New Revolving Credit Facility was approximately 5.99%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on our net rent adjusted leverage ratio. We expect the commitment fee to range from 0.25% to 0.35% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of June 30, 2026.
Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Off Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements, except for operating leases entered in the normal course of business where we have not taken physical possession of the leased property and unrecorded purchase obligations related to our legally binding firm purchase commitments for inventory purchases.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K and there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Note 13 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. Except for the items noted below, there have been no material changes in the risks affecting the Company since the filing of our Form 10-K, filed with the SEC on March 4, 2026.
The Board and Sponsor have significant influence over us, which could limit your ability to influence the outcome of matters submitted to shareholders for a vote.
Messrs. Hernandez and Brand and certain of their affiliates beneficially own approximately 55.6% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of June 30, 2026. Each share of Class A common stock and Class B common stock entitles the holder to one vote per share and each share of Class C common stock entitles the holder to ten votes per share on all matters on which shareholders are entitled to vote generally.
On May 15, 2026, the Company entered into an irrevocable proxy (the “Proxy”) with Viking Cake Fuel, LLC, Viking Cake Fuel II, LLC, Jeffrey R. Hernandez 2021 Trust, Tiffany S. Hernandez 2021 Trust, Daniel J. Brand 2021 Trust, and Tanya N. Brand 2021 Trust (collectively, the “Proxy Parties”), each of which is or was a Class C common shareholder of the Company. The Proxy Parties are also parties to that certain Voting Agreement (the “Founders Voting Agreement”), dated as of September 11, 2025, by and among the Company, Cynosure Partners 2020, LP, Cynosure Partners 2020 PV, LP, Cynosure Partners 2020 Co-Investment, LLC, Cynosure Partners III, LP, and Cynosure Partners III Offshore, LP, Viking Cake Fuel, LLC, Viking Cake Fuel II, LLC, and Jeffrey R. Hernandez 2021 Trust, Tiffany S. Hernandez 2021 Trust, Daniel J. Brand 2021 Trust, Tanya N. Brand 2021 Trust, Jacob V. Spellmeyer 2021 Trust, Juliet A. Spellmeyer 2021 Trust, Bryan D. Pereboom 2021 Trust, and Nicole R. Pereboom 2021 Trust, Vahalda Fuel, LLC and Aureata Fuel, LLC (collectively, the “Founder Investors”). Pursuant to the Proxy and subject to the terms of the Founders Voting Agreement, the Company, the Chief Executive Officer of the Company and any other designee of the Company have been authorized and empowered by the Proxy Parties to serve as their attorney-in-fact and proxy to vote all shares of the Company’s Class A, Class B or Class C common stock held by the Proxy Parties or over which the Proxy Parties have voting control (the “Covered Shares”) and to exercise all voting, consent and similar rights of the Proxy Parties with respect to the Covered Shares until the later of (a) two years from May 15, 2026 and (b) the termination of the Founders Voting Agreement.
Thus the Board, through the Proxy Parties, who own all of our outstanding Class C common stock as of the date of this Form 10-Q, exercise control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of formation or amended and restated bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets, and continue to have significant control over our business, affairs and policies, including the appointment of our management.

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
The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, own approximately 55.6% of the LLC Units as of June 30, 2026. Because they hold their ownership interest in our business directly in Black Rock OpCo, rather than through Black Rock Coffee Bar, Inc., the Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may have conflicting interests with holders of shares of our Class A common stock. For example, if Black Rock OpCo makes distributions to Black Rock Coffee Bar, Inc., the non-managing members of Black Rock OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Black Rock OpCo and the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Black Rock Coffee Bar, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Neither our shares of Class B common stock nor Class C common stock have economic rights. All of our Class B common stock is held by certain Continuing Equity Owners, including our Sponsor, and all our Class C common stock is held by Messrs. Hernandez and Brand and certain of their affiliates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
In reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act, we made several unregistered issuances of Black Rock Coffee Bar, Inc.'s Class A common stock. During April 2026 and May 2026, we exchanged 3,555,422 and 498,000 LLC Units of Black Rock OpCo, respectively (and correspondingly cancelled the same number of shares of Class C common stock) held by certain of our Continuing Equity Holders for the same number of Class A common stock. Additionally, in May 2026, we exchanged 119,892 LLC Units of Black Rock OpCo (and correspondingly cancelled the same number of shares of Class B common stock) held by one of our Continuing Equity Holders for Class A common stock. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.
Repurchases of Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
(c) During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.1	September 16, 2025

3.2	Amended and Restated Bylaws of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.2	September 16, 2025

4.1	Specimen stock certificate evidencing the shares of Class A common stock.	S-1/A	333-289685	4.1	September 2, 2025

10.1	Irrevocable Proxy, dated May 15, 2026	8-K	001-42844	10.1	May 20, 2026

10.2	Amendment No. 1 to Registration Rights Agreement, dated May 15, 2026.	8-K	001-42844	10.2	May 20, 2026

10.3	Termination Agreement dated May 2026 by and among Black Rock Coffee Bar, Inc and Investors of Voting Agreement dated September 11, 2025					Filed

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

32.1	Certification by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

32.2	Certification by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.					Furnished

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed

101.SCH	XBRL Taxonomy Extension Schema Document.					Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					Filed

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					Filed

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

BLACK ROCK COFFEE BAR, INC.
(Registrant)

August 11, 2026	By:	/s/ Mark D. Davis
Date		Mark D. Davis
Chief Executive Officer
(Principal Executive Officer)

August 11, 2026		/s/ Rodderick F. Booth
Date		Rodderick F. Booth
Chief Financial Officer
(Principal Financial Officer)