Form 10-Q
period 2026-09-30
Black Rock Coffee Bar, Inc.
filed 2026-11-10
CIK 2068577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 9, 2026, the number of outstanding shares of each class of the registrant's common stock was as follows:
Class A common stock 22,994,301
Class B common stock 22,269,956
Class C common stock 4,884,984

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
•our vulnerability to global financial market conditions, such as inflation and other macroeconomic factors, including, without limitation, due to the ongoing conflict in the Middle East;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our vulnerability to adverse weather conditions in local or regional areas where our stores are located;
•our realization of any benefit from the Tax Receivable Agreements and our organizational structure;
•the increased expenses associated with being a public company;
•the impact or likelihood of significant legal disputes and proceedings; and
•other factors set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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
•"New Credit Agreement" means the credit agreement entered into with JPMorgan Chase Bank, N.A., as the administrative agent, and various lenders, on September 15, 2025.
•"New Term Loan" means the $50.0 million term loan connected to the New Credit Agreement.
•"New Revolving Credit Facility" means the $25.0 million revolving credit facility connected to the New Credit Agreement.

•"New Credit Facilities" means the New Revolving Credit Facility together with the New Term Loan under the New Credit Agreement.
•“Prior Credit Facility” means our former term loan credit facilities that were governed by that certain Credit Agreement, dated as of April 29, 2022 (as amended by that certain first amendment to the Credit Agreement, dated as of November 11, 2022, as further amended by that certain second amendment to the Credit Agreement, dated as of January 13, 2023, as further amended by that certain third amendment to the Credit Agreement, dated as of May 8, 2023, as further amended by that certain fourth amendment and limited waiver to the Credit Agreement, dated as of May 31, 2024, as further amended by that certain fifth amendment to Credit Agreement, dated as of April 24, 2025, and as further amended, amended and restated, extended, supplemented or otherwise modified in writing from time to time), by and among the Company, the guarantors party thereto, the lenders party thereto, RCS Agent, LLC, as administrative agent, and TCW Asset Management Company, LLC, as collateral agent.
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

Part I - Financial Information
Item 1. Financial Statements
BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,618	$28,406
Receivables, net	5,708	3,450
Inventories	3,618	2,898
Prepaid expenses and deposits	4,671	5,363
Total current assets	27,615	40,117
Property and equipment, net	142,389	101,207
Operating lease right-of-use assets, net	162,398	126,903
Other assets	447	277
Goodwill	9,360	9,360
Deferred income tax asset	83,667	52,764
Intangible assets, net	4,450	5,808
Total assets	$430,326	$336,436

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,165	$12,126
Accrued expenses	10,315	7,986
Accrued payroll and benefits	7,291	6,549
Gift card and loyalty program liability	2,050	2,126
Current portion of long-term debt	1,396	835
Current portion of operating lease liabilities	10,919	8,960
Total current liabilities	43,136	38,582
Tax receivable agreement liability	64,577	38,893
Long-term debt, net of current portion	36,694	25,917
Operating lease liabilities, net of current portion	164,723	128,338
Total liabilities	309,130	231,730
Commitments and Contingencies (Note 13)
Preferred stock, par value $0.00001 per share; 20,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 or December 31, 2025, respectively	—	—
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 22,994,301 and 17,478,452 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.00001 per share, 200,000,000 shares authorized, 22,269,956 and 10,916,155 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, par value $0.00001 per share, 50,000,000 shares authorized, 4,884,984 and 21,661,200 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	62,898	45,735
Retained earnings (Accumulated deficit)	3,071	(60)
Total shareholders' equity attributable to Black Rock Coffee Bar, Inc.	65,969	45,675
Noncontrolling interest	55,227	59,031
Total shareholders' equity	121,196	104,706
Total liabilities and shareholders' equity	$430,326	$336,436

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Store revenue	$66,684	$51,410	$185,001	$146,520
Other	71	58	207	162
Total revenue	66,755	51,468	185,208	146,682
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	17,873	14,286	49,854	41,641
Labor and related expenses	14,732	10,785	39,442	30,588
Occupancy and related expenses	5,544	4,034	15,338	11,641
Other store operating expenses	9,279	7,079	25,697	19,883
Total store operating costs and expenses	47,428	36,184	130,331	103,753
Selling, general and administrative expenses	10,340	17,158	29,387	31,898
Depreciation and amortization	4,259	3,030	11,644	8,856
Pre-opening costs	1,929	1,503	4,269	3,064
Total operating expenses	63,956	57,875	175,631	147,571
Income (loss) from operations	2,799	(6,407)	9,577	(889)
Interest expense, net	(685)	(2,871)	(1,632)	(9,028)
Other income (expense), net	(131)	(6,866)	(741)	(7,950)
Income (loss) before income taxes	1,983	(16,144)	7,204	(17,867)
Income tax expense (benefit)	(670)	31	(466)	253
Net income (loss)	2,653	(16,175)	7,670	(18,120)
Less: Net loss attributable to Black Rock OpCo prior to the Transactions	—	(14,432)	—	(16,377)
Less: Net income (loss) attributable to noncontrolling interest	1,118	(1,031)	4,539	(1,031)
Net income (loss) attributable to Black Rock Coffee Bar, Inc.	$1,535	$(712)	$3,131	$(712)
Net income (loss) per share of Class A common stock: (1)
Basic	$0.07	$(0.05)	$0.15	$(0.05)
Diluted	$0.05	$(0.05)	$0.15	$(0.05)
Weighted-average shares of Class A common stock outstanding
Basic	22,506,549	14,808,173	20,446,604	14,808,173
Diluted	50,108,015	14,808,173	20,454,941	14,808,173

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
See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended September 30, 2026
	Black Rock Coffee Bar, Inc. Shareholders' Equity
	Class A Common stock		Class B Common stock		Class C Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
Balance as of June 30, 2026	22,208	$—	22,300	$—	5,565	$—	$53,096	$1,536	$54,897	$109,529
Net income	—	—	—	—	—	—	—	1,535	1,118	2,653
Equity-based compensation	—	—	—	—	—	—	575	—	679	1,254
Issuance of Class A common stock pursuant to vesting of equity awards	77	—	—	—	—	—	82	—	(82)	—
Vesting of LLC Units	—	—	—	—	—	—	(36)	—	36	—
Impact of Tax Receivable Agreement	—	—	—	—	—	—	7,760	—	—	7,760
Noncash redemption of LLC Units	710	—	(30)	—	(680)	—	1,421	—	(1,421)	—
Balance as of September 30, 2026	22,994	$—	22,270	$—	4,885	$—	$62,898	$3,071	$55,227	$121,196

Nine Months Ended September 30, 2026
	Black Rock Coffee Bar, Inc. Shareholders' Equity
	Class A Common stock		Class B Common stock		Class C Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2025	17,479	$—	10,916	$—	21,661	$—	$45,735	$(60)	$59,031	$104,706
Net income	—	—	—	—	—	—	—	3,131	4,539	7,670
Equity-based compensation	—	—	—	—	—	—	1,509	—	2,072	3,581
Issuance of Class A common stock pursuant to vesting of equity awards	94	—	—	—	—	—	100	—	(100)	—
Vesting of LLC Units	—	—	—	—	—	—	(36)	—	36	—
Transfer of ownership interests	—	—	12,043	—	(12,043)	—	—	—	—	—
Impact of Tax Receivable Agreement	—	—	—	—	—	—	5,239	—	—	5,239
Noncash redemption of LLC Units	5,422	—	(689)	—	(4,733)	—	10,351	—	(10,351)	—
Balance as of September 30, 2026	22,994	$—	22,270	$—	4,885	$—	$62,898	$3,071	$55,227	$121,196

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Three Months Ended September 30, 2025
	Black Rock OpCo				Black Rock Coffee Bar, Inc. Shareholders' Equity
	Temporary Equity				Class A Common stock		Class B Common stock		Class C Common stock
	Series A	Series A-1	Series A-2	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance as of June 30, 2025	$—	$223,541	$30,773	$(276,949)	—	$—	—	$—	—	$—	$—	$—	$—	$(276,949)
Net loss prior to the Transactions	—	—	—	(14,432)	—	—	—	—	—	—	—	—	—	(14,432)
Deemed distribution for Series A-1 and Series A-2 Preferred Units	—	6,927	138,012	(144,939)	—	—	—	—	—	—	—	—	—	(144,939)
Equity-based compensation recognized in connection with the Transactions	—	—	—	631	—	—	—	—	—	—	—	—	—	631
Effect of the reorganization transactions	—	(230,468)	(168,785)	435,689	567	—	22,893	—	19,619	—	(481)	—	(35,955)	399,253
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	—	—	16,912	—	—	—	—	—	306,512	—	—	306,512
Purchase of LLC Units and unitholder contribution in connection with the initial public offering	—	—	—	—	—	—	(12,516)	—	2,581	—	(274,572)	—	94,145	(180,427)
Impact of Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	11,973	—	—	11,973
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(712)	(1,031)	(1,743)
Equity-based compensation recognized subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	325	—	154	479
Balance as of September 30, 2025	$—	$—	$—	$—	17,479	$—	10,377	$—	22,200	$—	$43,757	$(712)	$57,313	$100,358

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Changes in Temporary Equity, Members’ Deficit and Shareholders' Equity (Unaudited)
(in thousands)

Nine Months Ended September 30, 2025
	Black Rock OpCo				Black Rock Coffee Bar, Inc. Shareholders' Equity
	Temporary Equity				Class A Common stock		Class B Common stock		Class C Common stock
	Series A	Series A-1	Series A-2	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance as of December 31, 2024	$3,429	$206,973	$30,773	$(257,836)	—	$—	—	$—	—	$—	$—	$—	$—	$(257,836)
Net loss prior to the Transactions	—	—	—	(16,377)	—	—	—	—	—	—	—	—	—	(16,377)
Deemed distribution for Series A-1 and Series A-2 Preferred Units	—	23,645	138,012	(161,657)	—	—	—	—	—	—	—	—	—	(161,657)
Unitholder distributions	—	(150)	—	(450)	—	—	—	—	—	—	—	—	—	(450)
Unitholder redemptions	(3,429)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation recognized in connection with the Transactions	—	—	—	631	—	—	—	—	—	—	—	—	—	631
Effect of the reorganization transactions	—	(230,468)	(168,785)	435,689	567	—	22,893	—	19,619	—	(481)	—	(35,955)	399,253
Issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	—	—	16,912	—	—	—	—	—	306,512	—	—	306,512
Purchase of LLC Units and unitholder contribution in connection with the initial public offering	—	—	—	—	—	—	(12,516)	—	2,581	—	(274,572)	—	94,145	(180,427)
Impact of Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	—	11,973	—	—	11,973
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(712)	(1,031)	(1,743)
Equity-based compensation recognized subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	325	—	154	479
Balance as of September 30, 2025	$—	$—	$—	$—	17,479	$—	10,377	$—	22,200	$—	$43,757	$(712)	$57,313	$100,358

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,670	$(18,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,644	8,856
Forgiveness of related party note receivable	—	5,273
Loss on disposal of property and equipment	214	—
Amortization of debt issuance costs and loan fees	178	1,047
Accrued paid-in-kind interest	—	133
Interest income from related party	—	(88)
Loss on extinguishment of debt	—	1,593
Equity-based compensation	3,581	868
Deferred income taxes	(719)	(91)
TRA remeasurement loss	739	—
Non-cash operating lease costs	8,659	7,092
Changes in operating assets and liabilities:
Receivables, net	(159)	(530)
Inventories	(720)	(731)
Prepaid expenses and deposits	692	(946)
Other assets	(144)	(277)
Accounts payable	960	2,475
Accrued payroll and benefits	742	(703)
Deferred compensation	—	(5,778)
Accrued expenses	1,023	126
Gift card and loyalty program liability	(76)	130
Operating lease liabilities	(5,165)	(3,243)
Net cash provided by (used in) operating activities	29,119	(2,914)
Cash flows from investing activities:
Purchases of property and equipment	(52,179)	(22,928)
Purchase of intangible assets	(118)	(256)
Payments of initial direct costs for operating leases	(671)	—
Net cash used in investing activities	(52,968)	(23,184)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	314,559
Payments of costs related to initial public offering	—	(7,484)
Purchase of LLC Units from Continuing Equity Owners	—	(242,807)
Proceeds from long-term debt	9,651	71,000
Payments on long-term debt	(590)	(143,747)
Payments of debt issuance costs and loan fees	—	(1,354)
Payments for redemption of outstanding Series A units	—	(3,429)
Unitholder contributions	—	62,379
Unitholder distributions	—	(600)
Net cash provided by financing activities	9,061	48,517
Net increase (decrease) in cash and cash equivalents	(14,788)	22,419
Cash and cash equivalents, beginning of period	28,406	10,227
Cash and cash equivalents, end of period	$13,618	$32,646

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$1,655	$8,959
Income taxes paid, net of refunds	300	240
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs not yet paid	—	563
Property and equipment accrued in accounts payable and accrued expenses	7,674	3,902
Noncash recognition of finance obligations	4,500	—

See accompanying notes to the condensed consolidated financial statements

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

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
The Company is a high-growth operator of guest-centric, drive-thru and lobby coffee bars offering premium caffeinated beverages and an elevated in-store experience. As of September 30, 2026, there were 211 stores operating in seven U.S. states.
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
In connection with the IPO, Black Rock OpCo amended and restated its existing limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Black Rock OpCo into 43,079,227 membership units of Black Rock OpCo ("LLC Units") (before giving effect to the use of proceeds from the IPO, as described below ), (ii) appoint Black Rock Coffee Bar, Inc. as the sole managing member of Black Rock OpCo, and (iii) provide certain redemption rights to the owners of the LLC Units in Black Rock OpCo, exclusive of the Company (the "Continuing Equity Owners").
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
For the Three and Nine Months Ended September 30, 2026 and 2025

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
In accordance with accounting principles generally accepted in the United States of America ("GAAP"), since the Continuing Equity Owners control the Company after the Transactions (i.e., there was no change in control of Black Rock OpCo), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Black Rock OpCo. Accordingly, the historical cost basis of assets, liabilities, and equity of Black Rock OpCo is carried over to the condensed consolidated financial statements of the combined company as a common control transaction.
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
The noncontrolling interest in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026 represents the portion of earnings attributable to the economic interest in Black Rock OpCo held by the Continuing Equity Owners. The noncontrolling interest in the condensed consolidated balance sheets as of September 30, 2026 represents the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Units owned by such unit holders. As of September 30, 2026, the noncontrolling interest holders' economic ownership percentage was 54.1%.
Concentrations
For the three months ended September 30, 2026 and 2025, three suppliers accounted for approximately 89% and 84% of purchases, respectively.
For the nine months ended September 30, 2026 and 2025, three suppliers accounted for approximately 90% and 88% of purchases, respectively.
Significant Accounting Policies Update
There have been no material updates to the Company's significant accounting policies during the nine months ended September 30, 2026 from those previously reported in the Company's Form 10-K for the year ended December 31, 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

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
Note 3 – Revenue Recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Store revenue	$66,684	$51,410	$185,001	$146,520
Other	71	58	207	162
Total revenue	$66,755	$51,468	$185,208	$146,682

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

The Company’s gift card and loyalty program liability activity was as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning balance	$2,126	$1,186
Revenue deferred - card activations and rewards earned	13,375	11,505
Revenue recognized - card and rewards redemptions and breakage	(13,451)	(11,375)
Ending balance	$2,050	$1,316

Note 4 – Supplemental Balance Sheet Information
The components of Receivables, net were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Tenant improvement allowance receivables	$5,559	$3,285
Trade receivables	—	23
Other receivables	149	142
Receivables, net	$5,708	$3,450

The components of Inventories were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Coffee beans and product inventory	$3,186	$2,478
Merchandise and supplies	154	140
Other	278	280
Inventories	$3,618	$2,898

The components of Property and equipment, net were as follows:

(in thousands)	Estimated Useful Lives	September 30, 2026	December 31, 2025
Manufacturing equipment	3-7 years	$44,401	$35,366
Leasehold improvements	7-15 years	69,681	58,688
Buildings	15-39 years	36,536	16,103
Furniture and fixtures	5-7 years	14,812	11,388
Vehicles	5-7 years	487	482
Software	5 years	242	239
Construction in progress		21,108	13,789
Property and equipment, gross		187,267	136,055
Less accumulated depreciation		(44,878)	(34,848)
Property and equipment, net		$142,389	$101,207

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

Depreciation expense was approximately $3.8 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and was approximately $10.2 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense is included in operating expenses on the condensed consolidated statements of operations.
Note 5 – Intangible Assets
The Company has intangible assets that are being amortized over 3 to 15 years consisting of the following:

(in thousands)	September 30, 2026	December 31, 2025
Reacquired franchise rights	$13,504	$13,504
Other intangible assets	3,507	3,389
Less accumulated amortization	(12,561)	(11,085)
Total intangible assets, net	$4,450	$5,808

Amortization expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reacquired franchise rights	$393	$401	$1,179	$1,211
Other intangible assets	94	90	294	269

Note 6 – Long-Term Debt

(in thousands)	September 30, 2026	December 31, 2025
Term loan with JPMorgan Chase Bank, N.A.	$19,500	$19,875
Revolving credit facility with JPMorgan Chase Bank, N.A.	4,000	—
Finance obligations(1)	15,541	8,008
Less current portion	(1,396)	(835)
Less debt issuance costs	(951)	(1,131)
Total long-term debt	$36,694	$25,917

(1)Represents failed sale-leaseback arrangements related to certain reverse build-to-suit leases.
Concurrently with the closing of the IPO, Black Rock OpCo entered into a new credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto to provide for (i) a $50.0 million term loan (the “New Term Loan”) and (ii) a $25.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facilities”). As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Company's amended Senior Credit Facility with RCS SBIC Fund II, L.P. and TCW Asset Management Company, LLC (the "Prior Credit Facility"). During the three months ended September 30, 2026, the Company drew down $4.0 million under the New Revolving Credit Facility, leaving $21.0 million of remaining borrowing capacity as of September 30, 2026.
In November 2026, the Company drew down an additional $6.0 million under the New Revolving Credit Facility.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

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
Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5%, and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate represents the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of September 30, 2026, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was approximately 5.95% and as of September 30, 2025, was 6.75%.
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
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of September 30, 2026.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

Future principal maturities of long-term debt as of September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$346
2027	1,404
2028	1,567
2029	2,127
2030	20,083
Thereafter	13,514
Total	$39,041

Interest expense, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$652	$2,655	$1,706	$8,320
Amortization of debt issuance costs and capitalized modification fees	58	319	178	1,047
Interest income	(25)	(103)	(252)	(339)
Interest expense, net	$685	$2,871	$1,632	$9,028

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
The components of net lease costs, included in occupancy and related expenses, pre-opening costs as well as selling, general and administrative expenses in the condensed consolidated statement of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$5,821	$4,421	$15,779	$12,418
Variable lease cost	462	274	1,100	804
Less sublease income	(27)	(27)	(81)	(81)
Total lease cost	$6,256	$4,668	$16,798	$13,141

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

Supplemental cash flow information related to leases is as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$12,782	$8,706
Operating lease right-of-use assets obtained in exchange for lease obligations	44,264	29,383

As of September 30, 2026, future minimum lease payments for operating leases consisted of the following:

(in thousands)
Remainder of 2026	$4,658
2027	22,853
2028	23,101
2029	22,450
2030	21,723
Thereafter	159,570
Total lease payments	254,355
Less imputed interest	(78,713)
Total operating lease liabilities	175,642
Less current portion	(10,919)
Total operating lease liability, net of current portion	$164,723

Note 8 – Noncontrolling Interest
Black Rock Coffee Bar, Inc. is the sole managing member of Black Rock OpCo and as a result consolidates the results of operations of Black Rock OpCo. The noncontrolling interest balance represents the LLC Units held by the Continuing Equity Owners. The Seventh Amended and Restated LLC Agreement provides that holders of Black Rock OpCo LLC Units may, from time to time, require Black Rock OpCo to redeem all or a portion of their LLC Units for newly issued Class A common stock in Black Rock Coffee Bar, Inc. on a one-for-one basis. In connection with any redemptions or exchange, Black Rock Coffee Bar, Inc. will receive a corresponding number of Black Rock OpCo LLC Units, increasing Black Rock Coffee Bar, Inc.'s total ownership in Black Rock OpCo. Changes in Black Rock Coffee Bar, Inc.'s ownership in Black Rock OpCo, while Black Rock Coffee Bar, Inc. retains controlling interest in Black Rock OpCo, will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in Black Rock OpCo as of September 30, 2026:

(in thousands)	LLC Units	Ownership %
LLC Units held by Black Rock Coffee Bar, Inc.	22,994	45.9%
LLC Units owned by Continuing Equity Owners(1)	27,115	54.1%
Total LLC Units outstanding(1)	50,109	100%

(1)Excludes approximately 40.2 thousand restricted LLC Units still subject to time-based vesting requirements.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

The weighted-average ownership percentage for the applicable reporting period is used to attribute net income (loss) to Black Rock Coffee Bar, Inc. and the noncontrolling interest holders. Net income (loss) prior to the Company's IPO close was allocated based on the respective ownership percentages at that time. The noncontrolling interest holders' weighted-average ownership percentage for the three and nine months ended September 30, 2026 was 55.0% and 59.1%, respectively. The noncontrolling interest holders' weighted-average ownership percentage for the period from IPO close to September 30, 2025 was 65.0%.
The following table summarizes the effect of changes in ownership of Black Rock OpCo on the Company's equity for the periods presented following the Transactions:

(in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net income attributable to Black Rock Coffee Bar, Inc.	$1,535	$3,131
Transfers from the noncontrolling interest
Increase in additional paid-in capital as a result of the redemption of LLC Units	1,421	10,351
Increase in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards	82	100
Decrease in additional paid-in capital as a result of LLC Unit vesting	(36)	(36)
Change from net income attributable to Black Rock Coffee Bar, Inc. and transfers from noncontrolling interest	$3,002	$13,546

Note 9 – Equity-Based Compensation
Stock Options
During the nine months ended September 30, 2026, the Company granted stock options under the 2025 Plan to purchase shares of Class A common stock at an exercise price equal to the Company's closing stock price on the grant date. The stock options will vest on May 14, 2029, subject to continued service through such date.
The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	647,862	20.00	9.7	$1,458
Granted	95,240	$7.16
Forfeited	(25,406)	20.00
Outstanding as of September 30, 2026	717,696	$18.30	9.0	$—

As of September 30, 2026, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was approximately $4.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted restricted stock units ("RSUs") to employees and directors under the 2025 Plan. RSUs represent the right to receive shares of the Company's Class A common stock at a specified future date. RSUs under the 2025 Plan are generally subject to a service condition. The service condition for the employee grants is satisfied over 3 years, whereby one-third of the RSUs vest on each annual anniversary of the grant date, subject to continued service through the applicable vesting date. The service condition for directors is satisfied on the date of the annual meeting of shareholders to be held in 2027, or, if earlier, the first anniversary of the grant date, subject to continued service through the applicable vesting date.
The activity for RSUs for the nine months ended September 30, 2026 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2025	341,246	$20.00
Granted	113,228	$7.82
Vested	(93,435)	20.00
Forfeited	(18,124)	20.00
Nonvested as of September 30, 2026	342,915	$15.98

As of September 30, 2026, unrecognized compensation cost related to RSUs was approximately $4.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Equity-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative expenses	$1,254	$868	$3,581	$868

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$(670)	$31	$(466)	$253
Effective tax rate	(33.8)%	(0.2)%	(6.5)%	(1.4)%

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

The effective tax rate differs from our statutory rate in the periods presented due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the noncontrolling interests. The difference also reflects an increase in state apportionment rates and the corresponding remeasurement of deferred tax assets.
During the nine months ended September 30, 2026, the Company's deferred tax assets increased $30.9 million primarily due to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock and additional tax basis increases generated from expected future payments under the TRA. As of September 30, 2026, the Company recorded a deferred tax asset of $83.7 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of Black Rock Coffee Bar, Inc.'s investment in Black Rock OpCo. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
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
During the nine months ended September 30, 2026, the Company's TRA liability increased $25.7 million, consisting of $25.0 million related to exchanges of LLC Units for Black Rock Coffee Bar, Inc. Class A common stock and $0.7 million related to changes in the Company's statutory income tax rate. As of September 30, 2026, the Company had a liability of approximately $64.6 million related to its projected obligations under the TRA and is classified as non-current on the condensed consolidated balance sheets based on the expected date of payment.
Note 11 – Net Income (Loss) Per Share
The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net income (loss)	$2,653	$(16,175)	$7,670	$(18,120)
Less: net loss attributable to Black Rock OpCo prior to the Transactions	—	(14,432)	—	(16,377)
Less: net income (loss) attributable to noncontrolling interests	1,118	(1,031)	4,539	(1,031)
Net income (loss) attributable to Black Rock Coffee Bar, Inc.	$1,535	$(712)	$3,131	$(712)

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic net income (loss) per share attributable to Class A common shareholders
Numerator:
Net income (loss) attributable to Black Rock Coffee Bar, Inc.	$1,535	$(712)	$3,131	$(712)
Denominator:
Weighted-average number of shares of Class A common stock outstanding	22,506,549	14,808,173	20,446,604	14,808,173
Basic net income (loss) per share attributable to Class A common shareholders	$0.07	$(0.05)	$0.15	$(0.05)

Diluted net income (loss) per share attributable to Class A common shareholders
Numerator:
Net income (loss) attributable to Black Rock Coffee Bar, Inc.	$1,535	$(712)	$3,131	$(712)
Reallocation of net income (loss) attributable to noncontrolling interest from assumed conversion of LLC Units	1,118	—	—	—
Diluted net income (loss) attributable to Black Rock Coffee Bar, Inc.	$2,653	$(712)	$3,131	$(712)
Denominator:
Number of shares used in basic computation	22,506,549	14,808,173	20,446,604	14,808,173
Add: Weighted-average effect of dilutive securities
RSUs	22,020	—	8,337	—
Assumed conversion of LLC Units	27,579,446	—	—	—
Weighted-average number of shares of Class A common stock outstanding used to calculate diluted net income (loss) per share	50,108,015	14,808,173	20,454,941	14,808,173
Diluted net income (loss) per share attributable to Class A common shareholders	$0.05	$(0.05)	$0.15	$(0.05)

For the three months ended September 30, 2026, diluted net income per share was calculated using the if-converted method for the LLC Units. For the nine months ended September 30, 2026, the effect of the assumed conversion of the LLC Units was excluded from the calculation of diluted net income per share because the effect would have been anti-dilutive.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

The following Class A common share equivalents were excluded from diluted net income (loss) per share in the periods presented because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	717,696	647,862	717,696	647,862
RSUs	397,458	341,246	411,141	341,246
LLC Units	—	32,577,355	27,154,940	32,577,355
Total anti-dilutive securities	1,115,154	33,566,463	28,283,777	33,566,463

Shares of the Company's Class B and Class C common stock do not participate in income or losses of Black Rock Coffee Bar, Inc. and therefore are not participating securities. As such, separate presentation of basic and diluted net income per share of Class B and Class C common stock under the two-class method has not been presented.
Note 12 – Related Party Transactions
Too Sweet Cakes, LLC (“Too Sweet”), an Oregon bakery, offers a selection of their baked goods exclusively at certain of the Company’s stores. An affiliate of Clay Geyer, the Company’s Chief Operating Officer, and Viking Cake and its affiliates, which are affiliated with certain of the Co-Founders, are owners of and investors in Too Sweet. For the three months ended September 30, 2026 and 2025, the Company made purchases from Too Sweet of $2.0 million and $1.6 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company made purchases from Too Sweet of $5.3 million and $4.9 million, respectively.
During August 2025, the Company forgave a related-party note receivable due from Viking Cake BR, LLC, an entity owned by certain of the Company's Co-Founders. The carrying value of the note, including accrued interest, was approximately $5.3 million at the time of forgiveness. The Company forgave the full amount of the note receivable with Viking Cake BR, LLC and recorded the expense in other income (expense), net in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025.
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
For the Three and Nine Months Ended September 30, 2026 and 2025

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
Legal Proceedings
The Company is subject to various legal actions in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recognized when it is considered probable that the liability has been incurred and when the amount of loss can be reasonably estimated. While any claim, proceeding or litigation has an element of uncertainty, the Company believes the outcome of any of these matters that are pending or threatened will not have a material adverse effect on its financial condition, results of operations, or cash flows as of September 30, 2026.
Litigation Related to Securities Claims
On June 18, 2026, plaintiff Stephen Aiello filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Black Rock Coffee Bar, Inc. and its directors as well as Mark D. Davis, Chief Executive Officer, and Rodderick F. Booth, Chief Financial Officer, for alleged violations of U.S. federal securities laws. On September 2, 2026, the court appointed Plymouth County Retirement Association as the lead plaintiff. On November 2, 2026, an amended complaint was filed (the Amended Complaint) which asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the Securities Act), on behalf of a proposed class consisting of those who purchased the Company’s securities during its initial public offering. The Amended Complaint generally alleges that certain statements regarding the Company's store growth and related cost of construction, sales performance, and the impact of new store openings on existing store performance were materially false or misleading. The complaint primarily seeks compensatory damages for all affected members of the purported class.
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
No changes have been made to the Company’s segment during the three and nine months ended September 30, 2026. In addition, no customer represented 10% or more of total revenue for the three or nine months ended September 30, 2026 and 2025.

BLACK ROCK COFFEE BAR, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025

Financial information for the Company’s reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment revenue	$66,755	$51,468	$185,208	$146,682
Less:
Beverage, food and packaging costs	17,873	14,286	49,854	41,641
Labor and related expenses	14,732	10,785	39,442	30,588
Occupancy and related expenses	5,544	4,034	15,338	11,641
Other store operating expenses(1)	9,279	7,079	25,697	19,883
Selling, general and administrative expenses	10,340	17,158	29,387	31,898
Depreciation and amortization	4,259	3,030	11,644	8,856
Pre-opening costs	1,929	1,503	4,269	3,064
Interest expense, net	685	2,871	1,632	9,028
Other expense (income), net	131	6,866	741	7,950
Income tax expense (benefit)	(670)	31	(466)	253
Segment income (loss)	2,653	(16,175)	7,670	(18,120)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$2,653	$(16,175)	$7,670	$(18,120)

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
Overview
We are a high-growth operator of guest-centric, drive-thru coffee bars offering premium caffeinated beverages and an elevated in-store experience crafted by our engaging baristas. Black Rock Coffee Bar was founded in 2008 in Beaverton, Oregon, by our co-founders Daniel Brand and Jeff Hernandez. What started as a single 160 square foot coffee bar in 2008 is now one of the fastest growing beverage companies in the United States by revenue and the largest fully company-owned coffee retailer in the country, with 211 locations spanning seven states as of September 30, 2026, from the Pacific Northwest to Texas.
We were founded as a drive-thru only concept and evolved to include engaging seating areas, which we call “lobbies.” All of our locations include efficient drive-thrus and approximately 75% of our locations include lobbies as of September 30, 2026. We expect most of our new locations to include both drive-thrus and lobbies as we continue to grow. Our modern, inviting store formats—paired with a robust digital platform—allow us to deliver a dynamic and multi-faceted guest experience.
Driven by a passion for Connection, Caffeine, and Community, Black Rock is a platform to do well by our baristas, guests, and the communities we serve. With a relentless focus on people and excellence, our culture has been key to our success.
We believe the following results demonstrate the strength and consistency of our model and highlight our genuine connection to our guests across diverse markets.
Recent Highlights
During the three months ended September 30, 2026, we demonstrated another strong quarter supported by total revenue growth and sustained Same Store Sales Growth. Performance for the quarter reflected progress against our strategic priorities, including deepening customer engagement, strengthening our people-oriented culture, and continuing to expand our marketing presence.
For the three months ended September 30, 2026, we opened 11 net new stores across California, Arizona, Colorado, and Texas, bringing our total store count to 211. As a result, Total revenue grew 29.7% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Total revenue also saw contribution from 5.8% Same Store Sales Growth, supported by menu price increases, transaction growth and check growth during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. We believe that these results reflect continued momentum from our customer engagement initiatives, including menu innovation, targeted loyalty engagement and expanded operating hours.
Income (loss) from operations margin increased to 4.2% for the three months ended September 30, 2026 from (12.4)% for the three months ended September 30, 2025. Store-Level Profit Margin decreased to 28.9% for the three months ended September 30, 2026 from 29.6% for the three months ended September 30, 2025. The decrease in Store-Level Profit Margin was primarily driven by increased labor costs as we invested in new stores and additional operating hours during the afternoon and evening dayparts, as well as higher occupancy costs, partially offset by lower beverage, food and packaging costs as a percentage of revenue. We believe these investments support opportunities to expand sales volumes and average unit volumes over time.

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
The following table sets forth our key performance measures for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	2026	2025	Change
Total Stores (End of Period)	211	169	42	211	169	42
Net New Store Openings	11	11	0	30	20	10
Same Store Sales Growth(1)	5.8%	10.8%	(5.0)%	5.1%	10.3%	(5.2)%
Average Unit Volume	$1,296	$1,260	$36	$1,296	$1,260	$36
Store revenue	$66,684	$51,410	$15,274	$185,001	$146,520	$38,481
Income (loss) from operations(2)	$2,799	$(6,407)	$9,206	$9,577	$(889)	$10,466
Income (loss) from operations margin(2)	4.2%	(12.4)%	16.6%	5.2%	(0.6)%	5.8%
Store-Level Profit(3)	$19,256	$15,226	$4,030	$54,670	$42,767	$11,903
Store-Level Profit Margin(3)	28.9%	29.6%	(0.7)%	29.6%	29.2%	0.4%
Net income (loss)(2)	$2,653	$(16,175)	$18,828	$7,670	$(18,120)	$25,790
Net income (loss) margin(2)	4.0%	(31.4)%	35.4%	4.1%	(12.4)%	16.5%
Adjusted EBITDA(3)	$8,451	$6,922	$1,529	$25,307	$20,985	$4,322
Adjusted EBITDA Margin(3)	12.7%	13.4%	(0.7)%	13.7%	14.3%	(0.6)%
Total store operating weeks	2,687	2,108	579	7,554	6,067	1,487

(1)Same Store Sales Growth reflects the change in year-over-year sales for the comparable store base, which we define as stores open for 18 months or longer.
(2)The Company does not consider income (loss) from operations, income (loss) from operations margin, net income (loss) or net income (loss) margin to be key performance measures but has included such metrics in this table to provide the most directly comparable GAAP metric to Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin.
(3)See “Non-GAAP Financial Measures” for a discussion of Store-Level Profit, Store-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of each measure to its most directly comparable GAAP measure.
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
As of September 30, 2026 and 2025, there were 154 stores and 134 stores, respectively, in our comparable store base.
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
We use Store-Level Profit and Store-Level Profit Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Store-Level Profit to income (loss) from operations and Store-Level Profit Margin to income (loss) from operations margin.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income (loss) adjusted to exclude interest expense, net, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items that we do not consider indicative of our ongoing operating performance, including transaction costs associated with our IPO, capital restructuring costs, equity-based compensation, gain (loss) on the remeasurement of the liability related to the TRA, certain litigation costs, net, and other non-core costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of Total revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA Margin to net loss margin.
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
Income tax expense (benefit) consists of federal and state current and deferred income tax expense (benefit).

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented below:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Store revenue	$66,684	$51,410	$15,274	29.7%
Other	71	58	13	22.4%
Total revenue	66,755	51,468	15,287	29.7%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	17,873	14,286	3,587	25.1%
Labor and related expenses	14,732	10,785	3,947	36.6%
Occupancy and related expenses	5,544	4,034	1,510	37.4%
Other store operating expenses	9,279	7,079	2,200	31.1%
Total store operating costs and expenses	47,428	36,184	11,244	31.1%
Selling, general and administrative expenses	10,340	17,158	(6,818)	(39.7)%
Depreciation and amortization	4,259	3,030	1,229	40.6%
Pre-opening costs	1,929	1,503	426	28.3%
Total operating expenses	63,956	57,875	6,081	10.5%
Income (loss) from operations	2,799	(6,407)	9,206	143.7%
Interest expense, net	(685)	(2,871)	2,186	(76.1)%
Other income (expense), net	(131)	(6,866)	6,735	(98.1)%
Income (loss) before income taxes	1,983	(16,144)	18,127	112.3%
Income tax expense (benefit)	(670)	31	(701)	(2,261.3)%
Net income (loss)	$2,653	$(16,175)	$18,828	116.4%

Store revenue
Store revenue increased $15.3 million, or 29.7%, to $66.7 million for the three months ended September 30, 2026, compared to $51.4 million for the three months ended September 30, 2025. The increase in store revenue was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed $9.9 million, in the three months ended September 30, 2026. The increase was also driven by 15 stores opened subsequent to March 31, 2025 that are not yet in the comparable store base, which contributed an incremental $2.5 million for the three months ended September 30, 2026, in addition to the $1.8 million these 15 stores contributed for the three months ended September 30, 2025. The remainder of the increase was primarily driven by Same Store Sales Growth of 5.8%, that contributed $2.8 million, which consists of 2.4%, or $1.2 million, from menu price increases, 2.4%, or $1.2 million from increased traffic, and 1.0%, or $0.5 million, from increased check size for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Other
Other increased $13 thousand, or 22.4%, to $71 thousand for the three months ended September 30, 2026, compared to $58 thousand for the three months ended September 30, 2025. The increase in other was primarily driven by an increase in online and subscription bean sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Beverage, food and packaging costs

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Beverage, food and packaging costs	$17,873	$14,286	$3,587	25.1%
As a percentage of Total revenue	26.8%	27.8%	n/a	(1.0)%

Beverage, food and packaging costs increased $3.6 million, or 25.1%, to $17.9 million for the three months ended September 30, 2026, compared to $14.3 million for the three months ended September 30, 2025. The increase in beverage, food and packaging costs was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $2.6 million of incremental expense.
As a percentage of Total revenue, beverage, food and packaging costs decreased for the three months ended September 30, 2026 primarily due to improvements in operating efficiencies and a reduction in bean costs.
Labor and related expenses

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Labor and related expenses	$14,732	$10,785	$3,947	36.6%
As a percentage of Total revenue	22.1%	21.0%	n/a	1.1%

Labor and related expenses increased $3.9 million, or 36.6%, to $14.7 million for the three months ended September 30, 2026, compared to $10.8 million for the three months ended September 30, 2025. The increase in labor and related expenses was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $2.6 million in incremental expense, as well as an increase in prevailing wage rates in four of our markets.
As a percentage of Total revenue, labor and related expenses increased for the three months ended September 30, 2026 primarily due to a higher concentration of stores in the early stages of maturation within the non-comparable store base which generally incur higher labor costs relative to revenue as staffing levels are established ahead of achieving normalized sales volumes. The increase also reflected incremental labor investments to support sales growth across the afternoon and evening dayparts and extended operating hours.
Occupancy and related expenses

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Occupancy and related expenses	$5,544	$4,034	$1,510	37.4%
As a percentage of Total revenue	8.3%	7.8%	n/a	0.5%

Occupancy and related expenses increased $1.5 million, or 37.4%, to $5.5 million for the three months ended September 30, 2026, compared to $4.0 million for the three months ended September 30, 2025. The increase in occupancy and related expenses was primarily due to 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $1.3 million in incremental expense.
Other store operating expenses

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Other store operating expenses	$9,279	$7,079	$2,200	31.1%
As a percentage of Total revenue	13.9%	13.8%	n/a	0.1%

Other store operating expenses increased $2.2 million, or 31.1%, to $9.3 million for the three months ended September 30, 2026, compared to $7.1 million for the three months ended September 30, 2025. The increase in other store operating expenses was primarily driven by increased operating costs associated with 42 Net New Store Openings subsequent to September 30, 2025, higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $0.6 million of incremental expense, and an increase in repairs and maintenance which contributed $0.4 million of incremental expense.
Selling, general and administrative expenses

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$10,340	$17,158	$(6,818)	(39.7)%
As a percentage of Total revenue	15.5%	33.3%	n/a	(17.8)%

Selling, general, and administrative expenses decreased $6.8 million, or 39.7%, to $10.3 million for the three months ended September 30, 2026, compared to $17.2 million for the three months ended September 30, 2025. The change in selling, general, and administrative expenses was primarily driven by $9.1 million of IPO-related expenses incurred during the three months ended September 30, 2025 offset by a $0.6 million increase in our corporate payroll expenses as a result of increased headcount to support expected future growth and strategic initiatives, a $0.4 million increase in equity-based compensation, a $0.4 million increase in marketing costs, and $0.4 million of incremental public company costs.
Depreciation and amortization

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Depreciation and amortization	$4,259	$3,030	$1,229	40.6%
As a percentage of Total revenue	6.4%	5.9%	n/a	0.5%

Depreciation and amortization increased $1.2 million, or 40.6%, to $4.3 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025. The increase in depreciation and amortization was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025.
Pre-opening costs

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Pre-opening costs	$1,929	$1,503	$426	28.3%
As a percentage of Total revenue	2.9%	2.9%	n/a	—%

Pre-opening costs increased $0.4 million, or 28.3%, to $1.9 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025. The increase in pre-opening costs was primarily a result of increased travel and wage costs associated with new store openings and increased single lease cost related to unopened stores.
Interest expense, net
Interest expense, net decreased $2.2 million, or 76.1%, to $0.7 million for the three months ended September 30, 2026, compared to $2.9 million for the three months ended September 30, 2025. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.

Other income (expense), net
The decrease of $6.7 million in other expense, net to $0.1 million for the three months ended September 30, 2026 from $6.9 million of expense for the three months ended September 30, 2025 was primarily driven by $6.9 million of capital restructuring fees incurred during the three months ended September 30, 2025, partially offset by $0.1 million of remeasurement expense related to the TRA liability incurred during the three months ended September 30, 2026.
Income tax expense (benefit)
Income tax expense decreased $0.7 million for the three months ended September 30, 2026 to an income tax benefit of $0.7 million compared to income tax expense of $31 thousand for the three months ended September 30, 2025. The change was primarily due to an increase in state rate apportionment and the corresponding remeasurement of deferred tax assets.

Comparison of the nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented below:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Store revenue	$185,001	$146,520	$38,481	26.3%
Other	207	162	45	27.8%
Total revenue	185,208	146,682	38,526	26.3%
Store operating costs and expenses (exclusive of depreciation and amortization presented separately below):
Beverage, food and packaging costs	49,854	41,641	8,213	19.7%
Labor and related expenses	39,442	30,588	8,854	28.9%
Occupancy and related expenses	15,338	11,641	3,697	31.8%
Other store operating expenses	25,697	19,883	5,814	29.2%
Total store operating costs and expenses	130,331	103,753	26,578	25.6%
Selling, general and administrative expenses	29,387	31,898	(2,511)	(7.9)%
Depreciation and amortization	11,644	8,856	2,788	31.5%
Pre-opening costs	4,269	3,064	1,205	39.3%
Total operating expenses	175,631	147,571	28,060	19.0%
Income (loss) from operations	9,577	(889)	10,466	1,177.3%
Interest expense, net	(1,632)	(9,028)	7,396	(81.9)%
Other income (expense), net	(741)	(7,950)	7,209	(90.7)%
Income (loss) before income taxes	7,204	(17,867)	25,071	140.3%
Income tax expense (benefit)	(466)	253	(719)	(284.2)%
Net income (loss)	$7,670	$(18,120)	$25,790	142.3%

Store revenue
Store revenue increased $38.5 million, or 26.3%, to $185.0 million for the nine months ended September 30, 2026, compared to $146.5 million for the nine months ended September 30, 2025. The increase in store revenue was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed $20.5 million, in the nine months ended September 30, 2026. The increase was also driven by 15 stores opened subsequent to March 31, 2025 that are not yet in the comparable store base, which contributed an incremental $9.9 million for the nine months ended September 30, 2026, in addition to the $2.2 million these 15 stores contributed for the nine months ended September 30, 2025. The remainder of the increase was primarily driven by Same Store Sales Growth of 5.1%, which contributed $7.0 million, which consists of 2.6%, or $3.6 million, from menu price increases, and 2.5%, or $3.5 million, from increased check size for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, partially offset by a decrease of 0.1%, or $0.1 million, as a result of decreased traffic.
Other
Other increased $45 thousand, or 27.8%, to $207 thousand for the nine months ended September 30, 2026, compared to $162 thousand for the nine months ended September 30, 2025. The increase in other was primarily driven by an increase in online and subscription bean sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Beverage, food and packaging costs

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Beverage, food and packaging costs	$49,854	$41,641	$8,213	19.7%
As a percentage of Total revenue	26.9%	28.4%	n/a	(1.5)%

Beverage, food and packaging costs increased $8.2 million, or 19.7%, to $49.9 million for the nine months ended September 30, 2026, compared to $41.6 million for the nine months ended September 30, 2025. The increase in beverage, food and packaging costs was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $5.5 million of incremental expense.
As a percentage of Total revenue, beverage, food and packaging costs decreased for the nine months ended September 30, 2026 primarily due to lower discounting, improvements in operating efficiencies and a reduction in bean costs.
Labor and related expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Labor and related expenses	$39,442	$30,588	$8,854	28.9%
As a percentage of Total revenue	21.3%	20.9%	n/a	0.4%

Labor and related expenses increased $8.9 million, or 28.9%, to $39.4 million for the nine months ended September 30, 2026, compared to $30.6 million for the nine months ended September 30, 2025. The increase in labor and related expenses was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $5.4 million in incremental expense, as well as an increase in prevailing wage rates in four of our markets.
As a percentage of Total revenue, labor and related expenses increased for the nine months ended September 30, 2026 primarily due to a higher concentration of stores in the early stages of maturation within the non-comparable store base which generally incur higher labor costs relative to revenue as staffing levels are established ahead of achieving normalized sales volumes.
Occupancy and related expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Occupancy and related expenses	$15,338	$11,641	$3,697	31.8%
As a percentage of Total revenue	8.3%	7.9%	n/a	0.4%

Occupancy and related expenses increased $3.7 million, or 31.8%, to $15.3 million for the nine months ended September 30, 2026, compared to $11.6 million for the nine months ended September 30, 2025. The increase in occupancy and related expenses was primarily due to 42 Net New Store Openings subsequent to September 30, 2025, which contributed approximately $2.6 million in incremental expense.
Other store operating expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Other store operating expenses	$25,697	$19,883	$5,814	29.2%
As a percentage of Total revenue	13.9%	13.6%	n/a	0.3%

Other store operating expenses increased $5.8 million, or 29.2%, to $25.7 million for the nine months ended September 30, 2026, compared to $19.9 million for the nine months ended September 30, 2025. The increase in other store operating expenses was primarily driven by increased operating costs associated with 42 Net New Store Openings subsequent to September 30, 2025, higher delivery commissions and merchant processing fees associated with increased sales and transaction volumes, which contributed approximately $1.7 million of incremental expense and an increase in repairs and maintenance which contributed $0.9 million of incremental expense.
As a percentage of Total revenue, other store operating expenses increased for the nine months ended September 30, 2026 primarily due to higher software subscription costs primarily driven by vendor price increases, higher utility costs and property taxes, partially offset by lower merchant processing fees as a percentage of revenue.
Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general and administrative expenses	$29,387	$31,898	$(2,511)	(7.9)%
As a percentage of Total revenue	15.9%	21.7%	n/a	(5.8)%

Selling, general, and administrative expenses decreased $2.5 million, or 7.9%, to $29.4 million for the nine months ended September 30, 2026, compared to $31.9 million for the nine months ended September 30, 2025. The change in selling, general, and administrative expenses was primarily driven by $11.6 million of IPO-related expenses incurred during the nine months ended September 30, 2025 offset by a $2.7 million increase in equity-based compensation, $2.3 million increase in our corporate payroll expenses as a result of increased headcount to support expected future growth and strategic initiatives, $2.2 million of incremental public company costs, and an increased investment in marketing which contributed $1.0 million of incremental expense for the nine months ended September 30, 2026.
Depreciation and amortization

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Depreciation and amortization	$11,644	$8,856	$2,788	31.5%
As a percentage of Total revenue	6.3%	6.0%	n/a	0.3%

Depreciation and amortization increased $2.8 million, or 31.5%, to $11.6 million for the nine months ended September 30, 2026, compared to $8.9 million for the nine months ended September 30, 2025. The increase in depreciation and amortization was primarily driven by 42 Net New Store Openings subsequent to September 30, 2025.
Pre-opening costs

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Pre-opening costs	$4,269	$3,064	$1,205	39.3%
As a percentage of Total revenue	2.3%	2.1%	n/a	0.2%

Pre-opening costs increased $1.2 million, or 39.3%, to $4.3 million for the nine months ended September 30, 2026, compared to $3.1 million for the nine months ended September 30, 2025. The increase in pre-opening costs was primarily a result of increased travel and wage costs due to 10 more Net New Store Openings for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest expense, net
Interest expense, net decreased $7.4 million, or 81.9%, to $1.6 million for the nine months ended September 30, 2026, compared to $9.0 million for the nine months ended September 30, 2025. The decrease in interest expense, net was primarily driven by repaying all outstanding borrowings under the Prior Credit Facility and entering into the New Credit Facilities, which carry a lower interest rate and less outstanding borrowings when compared to the Prior Credit Facility.
Other income (expense), net
The decrease of $7.2 million in other expense, net to $0.7 million for the nine months ended September 30, 2026 from $8.0 million for the nine months ended September 30, 2025 was due to $7.9 million of capital restructuring fees incurred during the nine months ended September 30, 2025, partially offset by $0.7 million of remeasurement expense related to the TRA liability incurred during the nine months ended September 30, 2026.
Income tax expense (benefit)
Income tax expense decreased $0.7 million for the nine months ended September 30, 2026 to an income tax benefit of $0.5 million compared to income tax expense of $0.3 million for the nine months ended September 30, 2025. The change was primarily due to an increase in state rate apportionment and the corresponding remeasurement of deferred tax assets

Non-GAAP Financial Measures
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
•Store-Level Profit and Adjusted EBITDA do not reflect period to period changes in taxes, income tax expense (benefit) or the cash necessary to pay income taxes;
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

The following tables provide reconciliations of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin as well as income from operations to Store-Level Profit and Store-Level Profit Margin for the periods presented:

	Three Months Ended September 30,
($ in thousands; unaudited)	2026	2025
Net income (loss)	$2,653	$(16,175)
Non-GAAP Adjustments:
Interest expense, net	685	2,871
Income tax expense (benefit)	(670)	31
Depreciation and amortization	4,259	3,030
Transaction costs(1)	—	9,056
Capital restructuring costs(2)	—	6,866
Equity-based compensation	1,254	868
TRA remeasurements	131	—
Certain litigation defense costs, net(3)	139	273
Other costs(4)	—	102
Adjusted EBITDA	$8,451	$6,922
Net income (loss) margin	4.0%	(31.4)%
Adjusted EBITDA Margin	12.7%	13.4%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the three months ended September 30, 2025, includes the forgiveness of our related party note receivable (refer to Note 12 in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q) along with a debt extinguishment charge related to the payoff of our Prior Credit Facility.
(3)For the three months ended September 30, 2026, includes litigation expense relating to the defense of our securities class action lawsuit and other legal costs associated with certain litigation matters that we do not consider indicative of our ongoing operating performance. For the three months ended September 30, 2025, includes legal costs associated with certain litigation matters that we do not consider indicative of our ongoing operating performance.
(4)Non-recurring professional service costs.

	Nine Months Ended September 30,
($ in thousands; unaudited)	2026	2025
Net income (loss)	$7,670	$(18,120)
Non-GAAP Adjustments:
Interest expense, net	1,632	9,028
Income tax expense (benefit)	(466)	253
Depreciation and amortization	11,644	8,856
Transaction costs(1)	—	11,641
Capital restructuring costs(2)	—	7,937
Equity-based compensation	3,581	868
TRA remeasurements	739	—
Certain litigation defense costs, net(3)	371	235
Other costs(4)	136	287
Adjusted EBITDA	$25,307	$20,985
Net income (loss) margin	4.1%	(12.4)%
Adjusted EBITDA Margin	13.7%	14.3%

(1)Includes non-recurring professional service fees and executive compensation related to our IPO.
(2)For the nine months ended September 30, 2025, includes the forgiveness of our related party note receivable (refer to Note 12 in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q) along with a debt extinguishment charge related to the payoff of our Prior Credit Facility and fees incurred in connection with the redemption of our Series A.
(3)For the nine months ended September 30, 2026, includes litigation expense relating to the defense of our securities class action lawsuit and other legal costs associated with certain litigation matters that we do not consider indicative of our ongoing operating performance. For the nine months ended September 30, 2025, includes legal costs associated with certain litigation matters that we do not consider indicative of our ongoing operating performance, offset by insurance proceeds.
(4)Non-recurring professional service costs.

	Three Months Ended September 30,
($ in thousands; unaudited)	2026	2025
Income (loss) from operations	$2,799	$(6,407)
Other	(71)	(58)
Selling, general and administrative expenses	10,340	17,158
Depreciation and amortization	4,259	3,030
Pre-opening costs	1,929	1,503
Store-Level Profit	$19,256	$15,226
Income (loss) from operations margin	4.2%	(12.4)%
Store-Level Profit Margin	28.9%	29.6%

	Nine Months Ended September 30,
($ in thousands; unaudited)	2026	2025
Income (loss) from operations	9,577	(889)
Other	(207)	(162)
Selling, general and administrative expenses	29,387	31,898
Depreciation and amortization	11,644	8,856
Pre-opening costs	4,269	3,064
Store-Level Profit	$54,670	$42,767
Income (loss) from operations margin	5.2%	(0.6)%
Store-Level Profit Margin	29.6%	29.2%

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
If we do not have sufficient funds to pay taxes, to make payments under the Tax Receivable Agreement or other liabilities or to fund our operations, we may have to borrow funds or otherwise raise capital, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders or equity holders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Black Rock OpCo does not have sufficient funds to make distributions, the ability of Black Rock Coffee Bar, Inc. to declare and pay cash dividends will also be restricted or impaired.

In addition, we may require additional capital resources to execute strategic initiatives to grow our business in the future. We believe, however, that cash provided by operating activities and existing cash on hand, together with remaining amounts available under our New Credit Facilities and collections of tenant improvement allowances, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future, including our expected capital expenditures for expansion of our store base and production facilities and other growth and strategic initiatives, incremental public company costs, debt service requirements, Tax Receivable Agreement obligations, operating lease obligations, and working capital obligations. See Note 6 – Long-Term Debt, Note 7 – Leases, and Note 10 – Income Taxes and Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information. Our sources of liquidity could be affected by factors described in Part I, Item 1A "Risk Factors" in our Form 10-K, and risk factors described in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q, depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $13.6 million and $28.4 million as of September 30, 2026 and December 31, 2025, respectively.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
Summary of Cash Flows	2026	2025	$	%
($ in thousands)
Net cash provided by (used in) operating activities	$29,119	$(2,914)	$32,033	1,099.3%
Net cash used in investing activities	(52,968)	(23,184)	(29,784)	128.5%
Net cash provided by financing activities	9,061	48,517	(39,456)	(81.3)%
Net increase (decrease) in cash and cash equivalents	$(14,788)	$22,419	$(37,207)	(166.0)%

Operating Activities:
The increase in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by an increase in revenue due to 42 Net New Store Openings subsequent to September 30, 2025 and Same Store Sales Growth of 5.1%, as well as improved operating performance as a result of improved operating efficiency and working capital management.
Investing Activities:
The increase in net cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by increased investments in capital expenditures as a result of Net New Store Openings and our growing development pipeline.
Financing Activities:
The decrease in net cash provided by financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by financing activities during the nine months ended September 30, 2025, associated with the Transactions, including net proceeds from our IPO, borrowings under the New Credit Facilities and the Co-Founder Contribution, partially offset by purchases of LLC Units from the Continuing Equity Owners, repayment of all outstanding borrowings under the Prior Credit Facility and a $30.0 million principal payment on the New Credit Facilities. This decrease was partially offset by the collection of $5.7 million in tenant improvement allowances associated with certain reverse build-to-suit arrangements and a $4.0 million draw under the New Revolving Credit Facility during the nine months ended September 30, 2026.

Material Cash Requirements
Material cash requirements from known contractual obligations arising in the normal course of business primarily consist of operating lease obligations, long-term debt and purchase obligations. In addition, we expect that we will require significant cash to make payments under the Tax Receivable Agreement, and we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. The following table summarizes our current and long-term material cash requirements as of September 30, 2026:

	Payments Due by Period
($ in thousands)	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter
Operating leases	$254,355	$4,658	$45,954	$44,173	$159,570
Long-term debt(1)	57,315	1,048	8,374	26,862	21,031
Purchase obligations(2)	3,879	609	3,270	—	—
Total	$315,549	$6,315	$57,598	$71,035	$180,601

(1)    Long-term debt includes the principal amount of borrowings outstanding under our New Credit Facilities and the interest payments on our New Credit Facilities, which are based on the weighted-average interest rate as of September 30, 2026. Long-term debt also includes total payments to be made under our finance obligations. As contractual interest rates and the amount of debt outstanding are variable in certain cases, actual cash payments may differ from the estimates provided.
(2)    Purchase obligations include legally binding agreements to purchase green coffee, with some specifying a fixed-price, while others are structured as price-to-be-fixed purchase commitments. Until prices are fixed, we estimate the total cost of our price-to-be-fixed purchase commitments.
Credit Facilities
Concurrently with the consummation of the IPO, Black Rock OpCo and certain of its wholly-owned subsidiaries entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other loan parties and lenders party thereto, to provide for (i) a $50.0 million New Term Loan and (ii) a $25.0 million New Revolving Credit Facility. As of the closing of the IPO, the aggregate principal amount borrowed under the New Credit Facilities was $50.0 million from the New Term Loan which was used, together with proceeds from the Co-Founder Contribution and net proceeds from the IPO, to repay all amounts outstanding under the Prior Credit Facility. Subsequent to the IPO, we made principal payments in the amount of $30.5 million thereby reducing the outstanding principal balance of the New Term Loan as of September 30, 2026 to $19.5 million. During the three months ended September 30, 2026, we drew down $4.0 million under the New Revolving Credit Facility. As of September 30, 2026, $4.0 million remained outstanding and $21.0 million remained available for borrowing under the facility. In November 2026, we drew down an additional $6.0 million under the New Revolving Credit Facility.
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

Borrowings under the New Credit Agreement are available as alternate base rate (“ABR”) or term benchmark loans. ABR loans under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and term benchmark loans accrue interest at an adjusted SOFR rate plus an applicable rate. The ABR rate represents the greatest of (i) the prime rate, (ii) the Federal Reserve’s Bank of New York overnight rate plus 0.5% and (iii) the one-month adjusted term SOFR rate plus 1.0%. The applicable rate for the ABR and term benchmark loans is tied to a pricing grid tied to our net rent adjusted leverage ratio. The adjusted SOFR rate will represent the term SOFR rate plus 0.10%. The applicable rate spread for ABR and term benchmark loans ranges from 0.50% to 1.75% and 1.50% to 2.75%, respectively. Interest on the New Credit Agreement is payable at least quarterly and upon maturity. As of September 30, 2026, the weighted-average interest rate on outstanding borrowings under the New Credit Facilities was approximately 5.95%.
The New Revolving Credit Facility also has a variable commitment fee, which is payable quarterly based on our net rent adjusted leverage ratio. We expect the commitment fee to range from 0.25% to 0.35% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the New Revolving Credit Facility may be repaid and re-borrowed through maturity of the New Credit Facilities in September 2030. The New Term Loan matures in September 2030. The New Term Loan may be repaid or prepaid but may not be re-borrowed. Borrowings under the New Credit Agreement are payable in quarterly principal installments and upon maturity. The Company was in compliance with all financial covenants as of September 30, 2026.
Seasonality
Our business is subject to seasonal fluctuations in that our sales are typically nominally higher during the spring and fall months affecting the second and third quarters.
Off Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements, except for operating leases entered in the normal course of business where we have not taken physical possession of the leased property and unrecorded purchase obligations related to our legally binding firm purchase commitments for inventory purchases.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the first fiscal year in which our annual gross revenue exceeds $1.235 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter (subject to changes proposed by the SEC to such threshold), or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Board, Sponsor, and certain of our Co-Founders have significant influence over us, which could limit your ability to influence the outcome of matters submitted to shareholders for a vote.
Messrs. Hernandez and Brand and certain of their affiliates beneficially own approximately 51.9% of the combined voting power of our Class A common stock, Class B common stock and Class C common stock as of September 30, 2026. Each share of Class A common stock and Class B common stock entitles the holder to one vote per share and each share of Class C common stock entitles the holder to ten votes per share on all matters on which shareholders are entitled to vote generally.
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
The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, own approximately 54.1% of the LLC Units as of September 30, 2026. Because they hold their ownership interest in our business directly in Black Rock OpCo, rather than through Black Rock Coffee Bar, Inc., the Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may have conflicting interests with holders of shares of our Class A common stock. For example, if Black Rock OpCo makes distributions to Black Rock Coffee Bar, Inc., the non-managing members of Black Rock OpCo will also be entitled to receive such distributions pro rata in accordance with their ownership of LLC Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Continuing Equity Owners, including our Co-Founders, certain of their affiliates, and our Sponsor, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Black Rock OpCo and the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Black Rock Coffee Bar, Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
In reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act, we made several unregistered issuances of Black Rock Coffee Bar, Inc.'s Class A common stock. During August 2026, we exchanged 680,082 LLC Units of Black Rock OpCo (and correspondingly cancelled the same number of shares of Class C common stock) held by certain of our Continuing Equity Owners for the same number of shares of Class A common stock. Additionally, in August 2026, we exchanged 30,000 LLC Units of Black Rock OpCo (and correspondingly cancelled the same number of shares of Class B common stock) held by one of our Continuing Equity Owners for the same number of shares of Class A common stock. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.
Repurchases of Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) On September 14, 2026, a trust affiliated with Jeff Hernandez, the Chairman of our Board of Directors, adopted a Rule 10b5-1 sales plan (the “Hernandez Sales Plan”), providing for the sale of up to 250,000 shares of our Class A common stock. The Hernandez Sales Plan’s expiration date is May 28, 2027. The Hernandez Sales Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On September 14, 2026, a trust affiliated with Daniel Brand, a member of our Board of Directors, adopted a Rule 10b5-1 sales plan (the “Brand Sales Plan”), providing for the sale of up to 160,000 shares of our Class A common stock. The Brand Sales Plan’s expiration date is May 28, 2027. The Brand Sales Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Other than as disclosed above, during the three months ended September 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Formation of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.1	September 16, 2025

3.2	Amended and Restated Bylaws of Black Rock Coffee Bar, Inc.	8-K	001-42844	3.2	September 16, 2025

4.1	Specimen stock certificate evidencing the shares of Class A common stock.	S-1/A	333-289685	4.1	September 2, 2025

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed

32.1	Certification by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished

32.2	Certification by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					Filed

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					Filed

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					Filed

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

BLACK ROCK COFFEE BAR, INC.
(Registrant)

November 10, 2026	By:	/s/ Mark D. Davis
Date		Mark D. Davis
Chief Executive Officer
(Principal Executive Officer)

November 10, 2026		/s/ Rodderick F. Booth
Date		Rodderick F. Booth
Chief Financial Officer
(Principal Financial Officer)